Form 10KSB/A
period 2005-12-31
Alarion Financial Services Inc
filed 2006-05-05
CIK 1353174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-51843

ALARION FINANCIAL SERVICES, INC.

(Exact name of registrant as specified in its charter)

Florida	20-3851373
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Northeast First Avenue, Ocala, Florida	34470
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (352) 547-1200

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☐    NO  ☒

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

The issuer’s revenues for its most recent fiscal year were $1,887,000.

Indicate by check mark whether the issuer is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☐

The aggregate market value of the Common Stock of the issuer held by non-affiliates of the issuer (1,316,298 shares) on February 28, 2006, was approximately $13,162,980. As of such date, no organized trading market existed for the Common Stock of the issuer. The aggregate market value was computed by reference the sale price of the Common Stock of the issuer at its last sales price of $10 per share. For the purposes of this response, directors, officers and holders of 5% or more of the issuer’s Common Stock are considered the affiliates of the issuer at that date.

As of February 28, 2006, there were issued and outstanding 1,517,350 shares of the issuer’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 5, 2006 filed with the Securities and Exchange Commission pursuant to Regulation 14A on March 22, 2006 are incorporated into Part III, Items 9 through 12 and 14 of this Annual Report on Form 10-KSB/A.

PART I

Item 1. Description of Business

Forward-Looking Statements

Some of the statements in this Form 10-KSB discuss future expectations. There may also be statements regarding projections of results of operations or financial condition or state other “forward-looking” information. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. We based the forward-looking information on various factors and numerous assumptions, which may or may not turn out to be correct.

Important factors that may cause actual results to differ from those contemplated by forward-looking statements include, for example:

The success or failure of our efforts to implement our business strategy;

The effect of changing economic conditions, both nationally and in our local community;

Changes in government regulations, tax and interest rates applicable to our business and similar matters;

Our ability to attract and retain quality employees; and

Other risks which may be described in our future filings with the SEC.

We do not promise to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements other than material changes to such information.

General

Alarion Financial Services, Inc. (“AFSI”) was incorporated by the directors of Alarion Bank under the laws of the State of Florida on August 16, 2005, for the purpose of becoming a bank holding company by acquiring Alarion Bank (“Bank”) (AFSI and the Bank are collectively referred to as the “Company”). The Bank is a Florida state chartered commercial bank and is a full service commercial bank, providing a wide range of business and consumer financial services in our target marketplace, which is comprised primarily of Marion and Alachua Counties in Florida. The Bank was formed by a group of business leaders, who believed that there was a significant demand for a locally-owned community bank.

Under Federal Reserve Board regulations, AFSI is expected to be a source of financial strength to the Bank. Banking regulations require that the Bank maintain a minimum ratio of capital to assets. In the event that the Bank’s growth is such that this minimum ratio is not maintained, AFSI may borrow funds, subject to the capital adequacy guidelines of the Federal Reserve, and contribute them to the capital of the Bank and otherwise raise capital in a manner which is unavailable to the Bank under existing banking regulations.

The Bank commenced business operations on February 28, 2005 in Ocala, Florida. The Bank opened a temporary Gainesville, Florida branch on March 2, 2005, and moved the branch to the permanent facility on September 1, 2005.

The Bank’s deposits are insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation up to applicable limits. The operations of the Bank are subject to the supervision and regulation of the FDIC and the Florida Office of Financial Regulation (“Florida Office”).

The Bank provides a range of consumer and commercial banking services to individuals, businesses and industries. The basic services offered by the Bank include: demand interest-bearing and non-interest-bearing accounts, money market deposit accounts, NOW accounts, time deposits, credit cards, direct deposits, notary services, money orders, night depository, travelers’ checks, cashier’s checks, savings bonds, bank drafts, automated teller services, and drive-in tellers. In addition, the Bank makes secured and unsecured commercial, consumer, and real estate loans and issues stand-by letters of credit. The Bank provides automated teller machine (ATM) cards and is a member of the Star ATM network, thereby permitting customers to utilize the convenience of larger ATM networks. In addition to the foregoing services, the offices of the Bank provide customers with extended banking hours. The Bank does not have trust powers and, accordingly, no trust services are provided.

The revenues of the Bank are primarily derived from interest on, and fees received in connection with, real estate and other loans, and from interest and dividends from investment and mortgage-backed securities, and short-term investments. The principal sources of funds for the Bank’s lending activities are its deposits, repayment of loans, and the sale and maturity of investment securities. The principal expenses of the Bank are the interest paid on deposits, and operating and general administrative expenses.

As is the case with banking institutions generally, the Bank’s operations are materially and significantly influenced by general economic conditions and by related monetary and fiscal policies of financial institution regulatory agencies, including the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and the Federal Deposit Insurance Corporation (“FDIC”). Deposit flows and costs of funds are influenced by interest rates on competing investments and general market rates of interest. Lending activities are affected by the demand for financing of real estate and other types of loans, which in turn is affected by the interest rates at which such financing may be offered and other factors affecting local demand and availability of funds. The Bank faces strong competition in the attraction of deposits (its primary source of lendable funds) and in the origination of loans. See “Competition.”

The Company’s fiscal year ends December 31. This Form 10-KSB is also being used as the Bank’s Annual Disclosure Statement under Federal Deposit Insurance Corporation (“FDIC”) Regulations. This Form 10-KSB has not been reviewed or confirmed for accuracy or relevance by the FDIC.

Critical Accounting Policies

The Company’s financial condition and results of operations are sensitive to accounting measurements and estimates of matters that are inherently uncertain. When applying accounting policies in areas that are subjective in nature, the Company must use its best judgment to arrive at the carrying value of certain assets. The most critical accounting policy applied is related to the valuation of the loan portfolio.

A variety of estimates impact carrying value of the loan portfolio including the calculation of the allowance for loan losses, valuation of underlying collateral, the timing of loan charge-offs and the amount and amortization of loan fees and deferred origination costs.

The allowance for loan losses is the most difficult and subjective judgment. The allowance is established and maintained at a level that the Company believes is adequate to cover losses resulting from the inability of borrowers to make required payments on loans. Estimates for loan losses are arrived at by analyzing risks associated with specific loans and the loan portfolio, current trends in delinquencies and charge-offs, the views of regulators, changes in the size and composition of the loan portfolio and peer comparisons. The analysis also requires consideration of the economic climate and direction, change in the interest rate environment, which may impact a borrower’s ability to pay, legislation impacting the banking industry and economic conditions specific to its service area. Because the calculation of the allowance for loan losses relies on estimates and judgments relating to inherently uncertain events, results may differ from the Company’s estimates.

The allowance for loan losses is also discussed as part of “Management’s Discussion and Analysis - Financial Condition” and in Note 3 to the consolidated financial statements. The significant accounting policies are discussed in Note 1 to the consolidated financial statements.

Lending Activities

The Bank offers a range of lending services, including real estate, consumer and commercial loans, to individuals and small businesses and other organizations that are located in or conduct a substantial portion of their business in the Bank’s market area. The Bank’s net loans at December 31, 2005 were $ 44.5 million, or 62% of total assets. The interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan, and are further subject to competitive pressures, money market rates, availability of funds, and government regulations. The Bank has no foreign loans or loans for highly leveraged transactions.

The Bank’s loans are concentrated in five major areas: commercial real estate loans, residential real estate loans, construction, commercial loans (for equipment purchases, working capital and various other business purposes) and consumer loans. A majority of the Bank’s loans are made on a secured basis. As of December 31, 2005, approximately 88% of the Bank’s loan portfolio consisted of loans secured by real estate, of which approximately 59% of the total loan portfolio is secured by commercial properties. Our emphasis is on loans secured by commercial real estate, rather than riskier receivables or business inventory loans. Risks of these types of loans include the general business conditions of the local economy and borrowers’ ability to conduct their businesses to generate sufficient profits to repay their loans under the agreed upon terms and conditions. Personal guarantees may be obtained from the principals of business borrowers and third parties to support the borrowers’ ability to service the debt and reduce the risk of non-payment. Commercial loans may be made at variable or fixed rates of interest. Commercial lines of credit are typically granted on a one-year basis, with loan covenants and monetary thresholds. Other commercial loans with terms or amortization schedules of longer than one year may carry interest rates which vary with the prime lending rate and will become payable in full and are generally refinanced in three to five years. Commercial loans not secured by real estate amounted to approximately 11% of the Bank’s total loan portfolio as of December 31, 2005.

The Bank’s real estate loans are secured by mortgages and consist primarily of loans to individuals and businesses for the purchase, improvement of or investment in real estate and for the construction of single-family residential units or the development of single-family residential building lots. These real estate loans may be made at fixed or variable interest rates. The Bank generally does not make fixed-rate commercial real estate loans for terms exceeding five years. Loans in excess of five years are generally adjustable. The Bank’s residential real estate loans generally are repayable in monthly installments based on up to a 30-year amortization schedule with variable interest rates.

The Bank’s consumer loan portfolio consists primarily of loans to individuals for various consumer purposes, but includes some business purpose loans which are payable on an installment basis. Consumer loans generally involve more risk than mortgage loans because the collateral for a defaulted loan may not provide an adequate source of repayment of the principal. This risk is due to the potential for damage to the collateral or other loss of value, and the fact that any remaining deficiency often does not warrant further collection efforts. The majority of these loans is for terms of less than five years and is secured by liens on various personal assets of the borrowers, but consumer loans may also be made on an unsecured basis. Consumer loans are made at fixed and variable interest rates, and are often based on up to a five-year amortization schedule.

Loan originations are derived from a number of sources. Loan originations can be attributed to direct solicitation by the Bank’s loan officers, existing customers and borrowers, advertising, walk-in customers and, in some instances, referrals from brokers.

Certain credit risks are inherent in making loans. These include prepayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual borrowers. In particular, longer maturities increase the risk that economic conditions will change and adversely affect collectibility. The Bank attempts to minimize credit losses through various means. In particular, on larger credits, the Bank generally relies on the cash flow of a debtor as the source of repayment and secondarily on the value of the underlying collateral. In addition, the Bank attempts to utilize shorter loan terms in order to reduce the risk of a decline in the value of such collateral.

Loan Loss Allowance

In considering the adequacy of our allowance for loan losses, the Bank has considered that as of December 31, 2005, approximately 59% of outstanding loans are in the commercial real estate loan category. At December 31, 2005, commercial loans including commercial real estate represented 70% of our loan portfolio. Commercial loans are generally considered by management as having greater risk than other categories of loans in our loan portfolio. We believe that the real estate collateral securing our commercial real estate loans reduces the risk of loss inherently present in commercial loans.

At December 31, 2005, our consumer loan portfolio consisted primarily of lines of credit and installment loans secured by automobiles and other consumer goods. We believe that the risk associated with these types of loans has been adequately provided for in the loan loss allowance.

The Bank’s Board of Directors monitors the loan portfolio monthly in order to evaluate the adequacy of the allowance for loan losses. In addition to reviews by regulatory agencies, the Bank engages the services of outside consultants to assist in the evaluation of credit quality and loan administration. These professionals complement our internal system, which identifies potential problem credits as early as possible, categorizes the credits as to risk and includes a reporting process to monitor the progress of the credits.

The allowance for loan losses is established through a provision for loan losses charged to expenses. Loans are to be charged off against the allowance when management believes the collectibility of principal is unlikely. The monthly provision for loan losses is based on one and a quarter percent of outstanding loans less loans held for sale, which is an average of our peer group. In addition, loss experience will be monitored in establishing the provision. During the year ended December 31, 2005, no loans were charged off against the allowance for loan losses.

Deposit Activities

Deposits are the major source of the Bank’s funds for lending and other investment activities. The Bank considers the majority of its regular savings, demand, NOW and money market deposit accounts to be core deposits. These accounts comprised approximately 52% of the Bank’s total deposits at December 31, 2005. Approximately 48% of the Bank’s deposits at December 31, 2005 were time deposits. Generally, the Bank attempts to maintain the rates paid on its deposits at a competitive level. Time deposits of $100,000 and over made up approximately 25% of the Bank’s total deposits at December 31, 2005. The majority of the deposits of the Bank are generated from Alachua and Marion County.

Investments

The Bank invests a portion of its assets in U.S. Government agency obligations, mortgage-backed securities, and federal funds sold. The Bank’s investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of excess funds at minimal risks while providing liquidity to fund increases in loan demand or to offset fluctuations in deposits.

With respect to the Bank’s investment portfolio, the Bank’s total portfolio may be invested in U.S. Treasury and general obligations of its agencies and bank-qualified municipal securities because such securities generally represent a minimal investment risk. Occasionally, the Bank may purchase certificates of deposit of national and state banks. Mortgage-backed securities generally have a shorter life than the stated maturity. Federal funds sold is the excess cash the Bank has available over and above daily cash needs. This money is invested on an overnight basis with approved correspondent banks.

The Bank monitors changes in financial markets. In addition to investments for its portfolio, the Bank monitors its daily cash position to ensure that all available funds earn interest at the earliest possible date. A portion of the investment account is designated as secondary reserves and invested in liquid securities that can be readily converted to cash with minimum risk of market loss. These investments usually consist of U.S. Treasury obligations, U.S. government agencies and federal funds. The remainder of the investment account may be placed in investment securities of different type and longer maturity. Daily surplus funds are sold in the federal funds market for one business day. The Bank attempts to stagger the maturities of its securities so as to produce a steady cash-flow in the event the Bank needs cash, or economic conditions change to a more favorable rate environment.

Correspondent Banking

Correspondent banking involves one bank providing services to another bank which cannot provide that service for itself from an economic or practical standpoint. The Bank is required to purchase correspondent services offered by larger banks, including check collections, purchase of federal funds, security safekeeping, investment services, coin and currency supplies, overline and liquidity loan participations and sales of loans to or participation with correspondent banks.

The Bank sells loan participations to correspondent banks with respect to loans which exceed the Bank’s lending limit.

Effect of Governmental Policies

The earnings and business of the Bank are and will be affected by the policies of various regulatory authorities of the United States, especially the Federal Reserve. The Federal Reserve, among other things, regulates the supply of credit and deals with general economic conditions within the United States. The instruments of monetary policy employed by the Federal Reserve for these purposes influence in various ways the overall level of investments, loans, other extensions of credit and deposits, and the interest rates paid on liabilities and received on assets.

Interest and Usury

The Bank is subject to numerous state and federal statutes that affect the interest rates that may be charged on loans. These laws do not, under present market conditions, deter the Bank from continuing the process of originating loans.

Supervision and Regulation

Banks and their holding companies, and many of their affiliates, are extensively regulated under both federal and state law. The following is a brief summary of certain statutes, rules, and regulations affecting the Company and the Bank. This summary is qualified in its entirety by reference to the particular statutory and regulatory provisions referred to below and is not intended to be an exhaustive description of the statutes or regulations applicable to the business of the Company and the Bank. Supervision, regulation, and examination of banks by regulatory agencies are intended primarily for the protection of depositors, rather than shareholders.

Bank Holding Company Regulation. The Holding Company is a bank holding company, registered with the Federal Reserve under the BHC Act. As such, the Company is subject to the supervision, examination and reporting requirements of the BHC Act and the regulations of the Federal Reserve. The BHC Act requires that a bank holding company obtain the prior approval of the Federal Reserve before (i) acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, (ii) taking any action that causes a bank to become a subsidiary of the bank holding company, or (iii) merging or consolidating with any other bank holding company.

The BHC Act further provides that the Federal Reserve may not approve any transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the United States, or the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience, and needs of the community to be served. Consideration of financial resources generally focuses on capital adequacy and consideration of convenience and needs issues includes the parties’ performance under the Community Reinvestment Act of 1977 (the “CRA”), both of which are discussed below.

Banks are subject to the provisions of the CRA. Under the terms of the CRA, the appropriate federal bank regulatory agency is required, in connection with its examination of a bank, to assess such bank’s record in meeting the credit needs of the community served by that bank, including low- and moderate-income neighborhoods. The regulatory agency’s assessment of the bank’s record is made available to the public. Further, such assessment is required of any bank which has applied to:

•	charter a bank,

•	obtain deposit insurance coverage for a newly chartered institution,

•	establish a new branch office that will accept deposits,

•	relocate an office, or

•	merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution

In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve will assess the record of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application.

The BHC Act generally prohibits a bank holding company from engaging in activities other than banking, or managing or controlling banks or other permissible subsidiaries, and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those activities determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In determining whether a particular activity is permissible, the Federal Reserve must consider whether the performance of such an activity can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices. For example, factoring accounts receivable, acquiring or servicing loans, leasing personal property, conducting securities brokerage activities, performing certain data processing services, acting as agent or broker in selling credit life insurance and certain other types of insurance in connection with credit transactions, and certain insurance underwriting activities have all been determined by regulations of the Federal Reserve to be permissible activities of bank holding companies. Despite prior approval, the Federal Reserve has the power to order a holding company or its subsidiaries to terminate any activity or terminate its ownership or control of any subsidiary, when it has reasonable cause to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness, or stability of any bank subsidiary of that bank holding company.

Gramm-Leach-Bliley Act. In 1999, the Gramm-Leach-Bliley Act was enacted which reforms and modernizes certain areas of financial services regulation. The law permits the creation of new financial services holding companies that can offer a full range of financial products under a regulatory structure based on the principle of functional regulation. The legislation eliminates the legal barriers to affiliations among banks and securities firms, insurance companies, and other financial services companies. The law also provides financial organizations with the opportunity to structure these new financial affiliations through a holding company structure or a financial subsidiary. The new law reserves the role of the Federal Reserve Board as the supervisor for bank holding companies. At the same time, the law also provides a system of functional regulation which is designed to utilize the various existing federal and state regulatory bodies. The law also sets up a process for coordination between the Federal Reserve Board and the Secretary of the Treasury regarding the approval of new financial activities for both bank holding companies and national bank financial subsidiaries.

The law also includes a minimum federal standard of financial privacy. Financial institutions are required to have written privacy policies that must be disclosed to customers. The disclosure of a financial institution’s privacy policy must take place at the time a customer relationship is established and not less than annually during the continuation of the relationship.

The act also provides for the functional regulation of bank securities activities. The law repeals the exemption that banks were afforded from the definition of “broker,” and replaces it with a set of limited exemptions that allow the continuation of some historical activities performed by banks. In addition, the act amends the securities laws to include banks within the general definition of dealer. Regarding new bank products, the law provides a procedure for handling products sold by banks that have securities elements. In the area of the Community Reinvestment Act activities, the law generally requires that financial institutions address the credit needs of low-to-moderate income individuals and neighborhoods in the communities in which they operate. Bank regulators are required to take the Community Reinvestment Act ratings of a bank or of the bank subsidiaries of a holding company into account when acting upon certain branch and bank merger and acquisition applications filed by the institution. Under the law, financial holding companies and banks that desire to engage in new financial activities are required to have satisfactory or better Community Reinvestment Act ratings when they commence the new activity.

Bank Regulation. The Bank is chartered under the laws of Florida and their deposits are insured by the FDIC to the extent provided by law. The Bank is subject to comprehensive regulation, examination and supervision by the FDIC and the Florida Office and to other laws and regulations applicable to banks. Such regulations include limitations on loans to a single borrower and to its directors, officers and employees; restrictions on the opening and closing of branch offices; the maintenance of required capital ratios; the granting of credit under equal and fair conditions; and the disclosure of the costs and terms of such credit. The Bank is examined periodically by the FDIC and the Florida Office, to whom it submits periodic reports regarding its financial condition and other matters. The FDIC and the Florida Office have a broad range of powers to enforce regulations under their jurisdiction, and to take discretionary actions determined to be for the protection and safety and soundness of banks, including the institution of cease and desist orders and the removal of directors and officers. The FDIC and the Florida Office also have the authority to approve or disapprove mergers, consolidations, and similar corporate actions.

There are various statutory limitations on the ability of the Bank to pay dividends. The FDIC also has the general authority to limit the dividend payment by banks if such payment may be deemed to constitute an unsafe and unsound practice.

Under federal law, federally insured banks are subject, with certain exceptions, to certain restrictions on any extension of credit to their parent holding companies or other affiliates, on investment in the stock or other securities of affiliates, and on the taking of such stock or securities as collateral from any borrower. In addition, banks are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or the providing of any property or service.

The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) imposed major regulatory reforms, stronger capital standards for savings and loan associations and stronger civil and criminal enforcement provisions. FIRREA also provides that a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with:

•	the default of a commonly controlled FDIC insured depository institution; or

•	any assistance provided by the FDIC to a commonly controlled FDIC insured institution in danger of default.

The FDIC Improvement Act of 1991 (“FDICIA”) made a number of reforms addressing the safety and soundness of deposit insurance funds, supervision, accounting, and prompt regulatory action, and also implemented other regulatory improvements. Annual full-scope, on-site examinations are required of all insured depository institutions. The cost for conducting an examination of an institution may be assessed to that institution, with special consideration given to affiliates and any penalties imposed for failure to provide information requested. Insured state banks also are precluded from engaging as principal in any type of activity that is impermissible for a national bank, including activities relating to insurance and equity investments. The Act also recodified current law restricting extensions of credit to insiders under the Federal Reserve Act.

Also important in terms of its effect on banks has been the deregulation of interest rates paid by banks on deposits and the types of deposit accounts that may be offered by banks. Most regulatory limits on permissible deposit interest rates and minimum deposit amounts expired several years ago. The effect of the deregulation of deposit interest rates generally has been to increase the costs of funds to banks and to make their costs of funds more sensitive to fluctuations in money market rates. A result of the pressure on banks interest margins due to deregulation has been a trend toward expansion of services offered by banks and an increase in the emphasis placed on fee or noninterest income.

Capital Requirements. The Federal Reserve and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers. Tier 1 capital consists of common shareholders’ equity, excluding the unrealized gain (loss) on available-for-sale securities, minus certain intangible assets. Tier 2 capital consists of the general allowance for credit losses except for certain limitations. An institution’s qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital. Bank holding companies and banks are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%, but all but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum. At December 31, 2005 both the Company and the Bank met all capital requirements to which they were subject.

For additional information regarding the Company’s capital ratios and requirements, see “Management’s Discussion and Analysis - Capital Resources, Commitments and Capital Requirements” and notes to the consolidated financial statements.

FDICIA contains “prompt corrective action” provisions pursuant to which banks are to be classified into one of five categories based upon capital adequacy, ranging from “well capitalized” to “critically undercapitalized” and which require (subject to certain exceptions) the appropriate federal banking agency to take prompt corrective action with respect to an institution which becomes “significantly undercapitalized” or “critically undercapitalized.”

The FDIC has issued regulations to implement the “prompt corrective action” provisions of FDICIA. In general, the regulations define the five capital categories as follows:

•	an institution is “well capitalized” if it has a total risk-based capital ratio of 10% or greater, has a Tier 1 risk-based capital ratio of 6% or greater, has a leverage ratio of 5% or greater and is not subject to any written capital order or directive to meet and maintain a specific capital level for any capital measures;

•	an institution is “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, has a Tier 1 risk-based capital ratio of 4% or greater, and has a leverage ratio of 4% or greater;

•	an institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8%, has a Tier 1 risk-based capital ratio that is less than 4% or has a leverage ratio that is less than 4%;

•	an institution is “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3% or a leverage ratio that is less than 3%; and

•	an institution is “critically undercapitalized” if its “tangible equity” is equal to or less than 2% of its total assets.

The FDIC also, after an opportunity for a hearing, has authority to downgrade an institution from “well capitalized” to “adequately capitalized” or to subject an “adequately capitalized” or “undercapitalized” institution to the supervisory actions applicable to the next lower category, for supervisory concerns.

Generally, FDICIA requires that an “undercapitalized” institution must submit an acceptable capital restoration plan to the appropriate federal banking agency within 45 days after the institution becomes “undercapitalized” and the agency must take action on the plan within 60 days. The appropriate federal banking agency may not accept a capital restoration plan unless, among other requirements, each company having control of the institution has guaranteed that the institution will comply with the plan until the institution has been adequately capitalized on average during each of the three consecutive calendar quarters and has provided adequate assurances of performance. The aggregate liability under this provision of all companies having control of an institution is limited to the lesser of:

•	5% of the institution’s total assets at the time the institution becomes “undercapitalized” or

•	the amount which is necessary, or would have been necessary, to bring the institution into compliance with all capital standards applicable to the institution as of the time the institution fails to comply with the plan filed pursuant to FDICIA.

An “undercapitalized” institution may not acquire an interest in any company or any other insured depository institution, establish or acquire additional branch offices or engage in any new business unless the appropriate federal banking agency has accepted its capital restoration plan, the institution is implementing the plan, and the agency determines that the proposed action is consistent with and will further the achievement of the plan, or the appropriate Federal banking agency determines the proposed action will further the purpose of the “prompt corrective action” sections of FDICIA.

If an institution is “critically undercapitalized,” it must comply with the restrictions described above. In addition, the appropriate Federal banking agency is authorized to restrict the activities of any “critically undercapitalized” institution and to prohibit such an institution, without the appropriate Federal banking agency’s prior written approval, from:

•	entering into any material transaction other than in the usual course of business;

•	engaging in any covered transaction with affiliates (as defined in Section 23A(b) of the Federal Reserve Act);

•	paying excessive compensation or bonuses; and

•	paying interest on new or renewed liabilities at a rate that would increase the institution’s weighted average costs of funds to a level significantly exceeding the prevailing rates of interest on insured deposits in the institution’s normal market areas.

The “prompt corrective action” provisions of FDICIA also provide that in general no institution may make a capital distribution if it would cause the institution to become “undercapitalized.” Capital distributions include cash (but not stock) dividends, stock purchases, redemptions, and other distributions of capital to the owners of an institution.

Additionally, FDICIA requires, among other things, that:

•	only a “well capitalized” depository institution may accept brokered deposits without prior regulatory approval and

•	the appropriate federal banking agency annually examine all insured depository institutions, with some exceptions for small, “well capitalized” institutions and state-chartered institutions examined by state regulators.

FDICIA also contains a number of consumer banking provisions, including disclosure requirements and substantive contractual limitations with respect to deposit accounts.

As of December 31, 2005, the Bank met the capital requirements of a “well capitalized” institution. Bank holding companies are not subject to “prompt corrective action” of FDICIA.

The FDIC has proposed revising its risk-based capital requirements to ensure that such requirements provide for explicit consideration by commercial banks of interest rate risk. Under the proposed rule, a bank’s interest rate risk exposure would be quantified using either the measurement system set forth in the proposal or the bank’s internal model for measuring such exposure, if such model is determined to be adequate by the bank’s examiner. If the dollar amount of a bank’s interest rate risk exposure, as measured by either measurement system, exceeds 1% of the bank’s total assets, the bank would be required under the proposed rule to hold additional capital equal to the dollar amount of the excess. It is anticipated that the regulatory agencies will issue a revised proposed rule for further public comment. Pending issuance of such revised proposal, the Bank’s management cannot determine what effect, if any, an interest rate risk component would have on the capital of the Bank.

Enforcement Powers. Congress has provided the federal bank regulatory agencies with an array of powers to enforce laws, rules, regulations and orders. Among other things, the agencies may require that institutions cease and desist from certain activities, may preclude persons from participating in the affairs of insured depository institutions, may suspend or remove deposit insurance, and may impose civil money penalties against institution-affiliated parties for certain violations.

Maximum Legal Interest Rates. Like the laws of many states, Florida law contains provisions on interest rates that may be charged by banks and other lenders on certain types of loans. Numerous exceptions exist to the general interest limitations imposed by Florida law. The relative importance of these interest limitation laws to the financial operations of the Bank will vary from time to time, depending on a number of factors, including conditions in the money markets, the costs and availability of funds, and prevailing interest rates.

Bank Branching. Banks in Florida are permitted to branch state wide. Such branch banking, however, is subject to prior approval by the FDIC and the Florida Office. Any such approval would take into consideration several factors, including the bank’s level of capital, the prospects and economics of the proposed branch office, and other conditions deemed relevant by the FDIC and the Florida Office for purposes of determining whether approval should be granted to open a branch office.

Change of Control. Federal law restricts the amount of voting stock of a bank holding company and a bank that a person may acquire without the prior approval of banking regulators. The overall effect of such laws is to make it more difficult to acquire a bank holding company and a bank by tender offer or similar means than it might be to acquire control of another type of corporation. Consequently, shareholders of the Bank may be less likely to benefit from the rapid increases in stock prices that may result from tender offers or similar efforts to acquire control of other companies. Federal law also imposes restrictions on acquisitions of stock in a bank holding company and a state bank. Under the federal Change in Bank Control Act and the regulations thereunder, a person or group must give advance notice to the Federal Reserve before acquiring control of any bank holding company (such as the Company). Upon receipt of such notice, the Federal Reserve may approve or disapprove the acquisition. The Change in Bank Control Act creates a rebuttable presumption of control if a member or group acquires a certain percentage or more of a bank holding company’s or state bank’s voting stock, or if one or more other control factors set forth in the Act are present.

Interstate Banking. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1996, provides for nationwide interstate banking and branching. Under the law, interstate acquisitions of banks or bank holding companies in any state by bank holding companies in any other state will be permissible one year after enactment. Interstate branching and consolidation of existing bank subsidiaries in different states is permissible. Florida has a law that allows out-of-state bank holding companies (located in states that allow Florida bank holding companies to acquire banks and bank holding companies in that state) to acquire Florida banks and Florida bank holding companies. The law essentially provides for out-of-state entry by acquisition only (and not by interstate branching) and requires the acquired Florida bank to have been in existence for at least two years.

Sarbanes-Oxley Act of 2002. In 2002, the Sarbanes-Oxley Act of 2002 was enacted. The Securities and Exchange Commission (the “SEC”) has promulgated certain regulations pursuant to the Act that will continue to impose additional implementing or clarifying regulations as necessary in furtherance of the Act. The passage of the Act and the regulations implemented by the SEC subject publicly-traded companies to additional and more extensive reporting regulations and disclosure. Compliance with the Act and corresponding regulations may increase the Company’s expenses.

Effect of Governmental Policies. The earnings and businesses of the Bank are affected by the policies of various regulatory authorities of the United States, especially the Federal Reserve. The Federal Reserve, among other things, regulates the supply of credit and deals with general economic conditions within the United States. The instruments of monetary policy employed by the Federal Reserve for those purposes influence in various ways the overall level of investments, loans, other extensions of credit, and deposits, and the interest rates paid on liabilities and received on assets.

USA Patriot Act

The terrorist attacks in September 2001, have led to the adoption of the Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, commonly known as the USA Patriot Act. Part of the USA Patriot Act is the International Money Laundering Abatement and financial Anti-Terrorism Act of 2001. This act requires the Secretary of the Treasury, in consultation with the heads of other government agencies, to adopt special measures applicable to financial institutions. These measures include enhanced recordkeeping and reporting requirements for certain financial transactions that are of primary money laundering concern, due diligence requirements concerning the beneficial ownership of certain types of accounts, and restrictions or prohibitions on certain types of accounts with foreign financial institutions. Among its other provision, this law requires each financial institution to: (i) establish an anti-laundering program; (ii) establish due diligence policies, procedures and controls with respect to private banking accounts and correspondent banking accounts involving foreign individuals and certain foreign banks; and (iii) avoid establishing, maintaining, administering, or managing correspondent accounts in the United States for, or on behalf of, a foreign bank that does not have a physical presence in this country. In addition, the law contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities. The law expands the circumstances under which funds in a bank account may be forfeited and requires covered financial institutions to respond under certain circumstances to requests for information from federal banking agencies within 120 hours.

Other Laws

The Bank’s loans will also be subject to federal laws applicable to credit transactions, such as the following (including the rules and regulations of various federal agencies charged with the responsibility of implementing such federal laws):

•	Federal Truth-in-Lending Act – governs disclosures of credit terms to consumer borrowers;

•	Home Mortgage Disclosure Act – requires financial institutions to provide information to enable public officials to determine whether a financial institution is fulfilling its obligations to meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act – prohibits discrimination on the basis of race, creed or other prohibitive factors in extending credit;

•	Real Estate Settlement Procedures Act – requires lenders to disclose certain information regarding the nature and cost of real estate settlements, and prohibits certain lending practices, as well as limits escrow account amounts in real estate transactions; and

•	Fair Credit Reporting Act – governs the manner in which consumer debts may be collected by collection agencies.

The Company and the Bank’s operations are also subject to the:

•	Right to Financial Privacy Act – imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial record; and

•	Electronic Funds Transfer Act and Regulation E – governs automatic deposits to, and withdrawals from, deposit accounts and customer’s rights and liabilities arising from the use of debit cards, automated teller machines and other electronic banking services.

Liquidity

A Florida-chartered commercial bank is expected to maintain an adequate liquidity reserve. The liquidity reserve may consist of cash on hand, cash on demand deposit with correspondent banks and other investments and short-term marketable securities, such as federal funds sold and United States securities or securities guaranteed by the United States.

Competition

The Company encounters strong competition both in making loans and in attracting deposits. The deregulation of the banking industry and the widespread enactment of state laws which permit multi-bank holding companies as well as an increasing level of interstate banking have created a highly competitive environment for commercial banking. In one or more aspects of its business, the Company competes with other commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking companies, and other financial intermediaries. Most of these competitors, some of which are affiliated with bank holding companies, have substantially greater resources and lending limits, and may offer certain services that the Company does not currently provide. In addition, many of the Company’s non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks. Recent federal and state legislation has heightened the competitive environment in which financial institutions must conduct their business, and the potential for competition among financial institutions of all types has increased significantly.

To compete, the Company relies upon specialized services, responsive handling of customer needs, and personal contacts by its officers, directors, and staff. Large multi-branch banking competitors tend to compete primarily by rate and the number and location of branches while smaller, independent financial institutions tend to compete primarily by rate and personal service.

Employees

As of December 31, 2005, the Company and the Bank collectively had 30 full-time employees (including executive officers) and 5 part-time employees. The employees are not represented by a collective bargaining unit. The Company considers relations with employees to be good.

Item 2. Description of Properties

The following table sets forth information on the Bank’s offices as of December 31, 2005.

Location	Facility Status
Headquarters & Main Office	Leased by Bank
One Northeast First Avenue
Ocala, Florida

Gainesville Branch Office	Owned by Bank
4373 Newberry Road
Gainesville, Florida

Future 34th Street Branch Office (under construction)	Owned by Bank
Intersection of 34th Street and SW 42nd Street
Gainesville, Florida

Future 17th Street Branch Office (under construction)	Owned by Bank
Intersection of 17th Street and SE 25th Street
Ocala, Florida

AFSI’s headquarters and the Bank’s main office is leased by the Bank from Bernadette Castro, 303 NE First, LLC, and Austin International Realty, LLC. The Bank entered into a master lease for an initial term of five years and six months, with three five-year renewal options. The lease rate for the entire building is $80,000 annually for the first five years, $100,000 per year for the next five years, $103,000 for each of the succeeding five years, and $106,090 for each of the five years in the final renewal term. This facility is a four-story, 24,000 square-foot building. The ground floor, approximately 4,000 square feet, is occupied by the Bank for its main office. The Bank also occupies 1,000 square feet on the fourth floor for administrative purposes. The Bank also occupies an adjacent drive-through facility (117 East Silver Springs Boulevard) and a customer parking lot (303 Northeast First Avenue).

The Gainesville branch office is located in a newly constructed building consisting of approximately 6,000 square feet, of which approximately 2,000 square feet may be sold as a condominium or rented to a third party. The Bank purchased this property for $985,000 and spent an estimated $710,000 for construction. If a portion of the building is sold as a condominium, it is expected to yield $627,000.

Land has been acquired by the Bank for two future branch offices, one in Gainesville and one in Ocala. The Bank anticipates opening the 34th Street Branch Office in April of 2006 and the 17th Street Branch Office in June of 2006. The 17th Street property cost $1,040,000 for the land and it is anticipated that it will cost $700,000 for construction. The 34th Street property cost $1,150,000 for the land with an estimated construction cost of $700,000. The Bank intends to initially open both branches in modular facilities placed on the properties, until the permanent facilities have been completed in 2007 or 2008.

None of these properties are encumbered by any liens or mortgages. Other than in the ordinary course of the Bank’s lending and investment business, and excepting the Bank’s possible sale of a portion of its Gainesville branch, the Company does not invest in real estate, real estate mortgages or mortgage-backed securities. Such activities are described in “Description of Business” and “Management’s Discussion and Analysis.”

Item 3. Legal Proceedings

As of December 31, 2005, neither the Company nor the Bank was a party to any legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

On November 15, 2005, a special meeting of security holders was held to vote on the formation of the Holding Company and approval of the 2005 stock option plan. There were 1,511,200 outstanding shares entitle to be voted at the Special Meeting, of which 755,601 represents a majority. At the Special Meeting, 986,392 shares were present in person or by proxy. The following is a summary and tabulation of the matters that were voted upon at the meeting:

Proposal I. Approval of a Plan of Reorganization and Share Exchange:

For	Against	Abstain
978,492	2,000	5,900

Proposal II. Approval of the 2005 Stock Option Plan:

For	Against	Abstain
930,292	36,700	19,400

Proposal III. Adjournment of the Special Meeting to solicit additional proxies in the event there are not sufficient votes to approve any one or more of the above Proposals:

For	Against	Abstain
952,492	20,500	13,400

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

There is no public market for the Common Stock and only isolated, privately negotiated sales of Common Stock have occurred since the Bank opened for business in February 2005, and AFSI became a bank holding company by acquiring the Bank on November 16, 2005. There is no established public trading market for the Common Stock and, historically, the shares of Common Stock have been inactively traded. Management of the Company is aware of certain transactions in its Common Stock, although the trading prices and number of shares transferred in all transactions are not known. The last known trade occurred at $10.00 per share. On January 27, 2006, AFSI had approximately 616 shareholders of record.

Neither the Bank nor AFSI has paid any cash dividends on the shares of Common Stock. AFSI does not intend to pay dividends for the foreseeable future. If at any time the Board of Directors of AFSI determines to pay dividends, such payment will depend upon several factors including AFSI’s earnings, financial condition and capital needs, the impact of legislation and regulations as then in effect or as may be proposed, economic conditions, and such other factors as the Board may deem relevant. Further, dividend payments by AFSI are restricted by statute. AFSI’s ability to make dividend payments also is subject to AFSI and the Bank meeting on a continuing basis all of their capital requirements and achieving and continuing profitable operations. There can be no assurance that future capital or earnings of the Bank will support dividend payments. No assurance can be given that dividends will be paid or, if paid, what the amount of dividends will be or whether such dividends, once paid, will continue.

The primary source of funds for payment of dividends by AFSI will be dividends received from the Bank. Payments by the Bank to AFSI are limited by law and regulations of the bank regulatory authorities. There are various statutory and contractual limitations on the ability of the Bank to pay dividends to AFSI. The FDIC and the Florida Office also have the general authority to limit the dividends paid by banks if such payment may be deemed to constitute an unsafe and unsound practice. Under Florida law applicable to banks and subject to certain limitations, after charging off bad debts, depreciation and other worthless assets, if any, the board of directors of a bank may declare a dividend of up to the bank’s aggregate net income for the current year combined with any retained earnings for the preceding two years as the board shall deem to be appropriate and, with the approval of the Florida Office, may declare a dividend from retained earnings for prior years. No dividends may be paid at a time when a bank’s net earnings from the preceding two years is a loss, or which would cause the capital accounts of the bank to fall below the minimum amount required by law, regulation, order, or any written agreement with the Florida Office or a federal regulatory agency.

Florida law applicable to companies (including the Company) provides that dividends may be declared and paid only if, after giving it effect, (i) the company is able to pay its debts as they become due in the usual course of business, and (ii) the company’s total assets would be greater than the sum of its total liabilities plus the amount that would be needed if the company were to be dissolved at the time of the dividend to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the dividend.

The Bank did not repurchase any of its shares in 2005.

As of April 30, 2006:

•	223,951 shares of Company stock were reserved for issuance upon the exercise of outstanding stock options and 1,474,150 shares of Company stock were reserved for issuance upon the exercise of outstanding stock purchase warrants.

•	15,258 shares of Company stock were eligible to be soled pursuant to Rule 144.

•	The Company had no intention of making any public offering of Company stock.

Item 6. Management’s Discussion and Analysis

SELECTED FINANCIAL DATA

The following table presents selected financial data for the Company. The data for the fiscal year 2005 is derived from audited financial statements of the Company (Bank prior to reorganization). The selected financial data should be read in conjunction with, and are qualified in their entirety by, the financial statements and the notes thereto and the other information included elsewhere herein. Selected financial data for the organizational phase in 2004 prior to the bank opening was immaterial and therefore not presented.

SELECTED CONSOLIDATED FINANCIAL DATA AT DECEMBER 31, 2005 OR FOR THE YEAR ENDED DECEMBER 31, 2005

($ in thousands, except per share amounts)

Total assets	$72,227
Loans, net	44,529
Cash and cash equivalents	10,900
Securities	10,308
Deposits	57,086
Borrowed funds	703
Stockholders’ equity	13,791

Interest income	$1,781
Interest expense	725
Net interest income	1,056
Provision for loan losses	564
Net interest income after provision for loan losses	492
Noninterest income	185
Noninterest expense	2,464
Loss before income tax benefit	(1,787)
Income tax benefit	(778)
Net loss	(1,009)
Basic and diluted loss per share	$(0.67)

SELECTED CONSOLIDATED FINANCIAL RATIOS

AND OTHER DATA AS OF DECEMBER 31, 2005:

Return on average assets	(2.64)%
Return on average equity	(7.70)%
Dividend payout ratio	N/A
Average equity to average assets	34.25%
Total equity to total assets	19.09%
Yield on average earning assets (1)	5.05%
Net interest margin	2.89%
Nonperforming assets to total assets (2)	N/A
Nonperforming loans to total loans	N/A
Allowance for loan losses to gross loans	1.25%
Noninterest expenses to average assets	6.44%
Operating efficiency ratio (3)	198.55%
Net interest income to noninterest expenses	42.86%
Total shares outstanding	1,514,200
Book value per common share outstanding	$9.11
Number of banking offices (all full-service)	2

(1)	Reflects interest income as a percent of average interest earning assets.
(2)	Non-performing loans consist of nonaccrual loans and accruing loans contractually past due ninety days or more.
(3)	Noninterest expense divided by the sum of net interest income plus noninterest income.

General

AFSI was incorporated on August 16, 2005 for the purpose of operating as a one-bank holding company. AFSI currently owns 100% of the outstanding shares of the Bank (collectively, the “Company”). AFSI’s only business is the ownership and operation of the Bank. The Bank is a Florida-chartered commercial bank which opened for business on February 28, 2005. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation. The Bank provides community banking services to business and individuals from its banking offices located in Ocala and Gainesville, Florida.

The Bank’s deposits are insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation up to applicable limits. The operations of the Bank are subject to the supervision and regulation of the FDIC and the Florida Office of Financial Regulation.

Historically, the Bank’s market area has been served both by large banks headquartered out of state as well as a number of community banks offering a higher level of personal attention, recognition and service. The large banks have generally applied a transactional business approach, based upon volume considerations, to the market while community banks have traditionally offered a more service relationship approach. Recent mergers and acquisitions have created an opportunity for the Bank. The Bank’s strategic focus is to exploit this opportunity by catering to the “displaced bank customer” in this marketplace.

The Bank provides a range of consumer and commercial banking services to individuals, businesses and industries. The basic services offered by the Bank include: demand interest bearing and noninterest bearing accounts, money market deposit accounts, NOW accounts, time deposits, safe deposit services, credit cards, debit cards, direct deposits, notary services, money orders, night depository, travelers’ checks, cashier’s checks, domestic collections, savings bonds, bank drafts, automated teller services, drive-in tellers, banking by mail and the full range of consumer loans, both collateralized and uncollateralized. In addition, the Bank makes secured and unsecured commercial and real estate loans and issues stand-by letters of credit. The Bank provides automated teller machine (ATM) cards and is a member of the Star ATM network thereby permitting customers to utilize the convenience of the Bank’s ATM network and Star member machines both nationwide and internationally. The Bank does not have trust powers and, accordingly, no trust services are provided.

The Bank’s target market is owner occupied and non owner occupied commercial real estate, small businesses, developers, consumers and professionals. The small business customer (typically a commercial entity with sales of $10 million or less) has the opportunity to generate significant revenue for banks yet is generally underserved by large bank competitors. These customers generally can afford profitability opportunities more than the average retail customer.

The Bank has actively pursued its targeted market for deposits, particularly the small businesses and professionals. In today’s environment, the product of every system itself becomes a sales tool. Recognizing that fact, the Bank endeavors to offer current technology to the marketplace. Such technology includes debit cards, internet banking and voice response account information systems. The goal is to provide a “high tech - high touch” experience.

The Bank has capitalized upon its market strategy to grow rapidly in its first year of operation. As of December 31, 2005, the Bank had grown to approximately $72 million in total assets, $57 million in deposits, and $45 million in net loans since opening in February 2005. The Bank attributes its successful growth to its location in a dynamic growth area and its focus on its targeted market.

The revenues of the Bank are primarily derived from interest on, and fees received in connection with, real estate and other loans, from interest and dividends from investment securities, service charge income generated from demand accounts and ATM fees, and other services. The principal sources of funds for the Bank’s lending activities are its deposits, loan repayments, and proceeds from investment securities. The principal expenses of the Bank are the interest paid on deposits, and operating and general administrative expenses.

Lending Activities

The Bank’s loans are concentrated in commercial and real estate loans. A majority of the Bank’s loans are made on a secured basis, and, as of December 31, 2005, approximately 88% of the loan portfolio consisted of loans secured by first or second mortgages on residential or commercial real estate.

The Bank’s real estate loans are secured by mortgages and consist primarily of loans to individuals and businesses for the purchase, construction of, improvement of or investment in real estate, or for various other consumer and business purposes (whether or not related to the real estate securing them). The Bank also engages in lending to individuals and builders for the construction of single-family residences. These real estate loans may be made at fixed or variable interest rates. The Bank generally makes commercial real estate loans repayable in monthly installments based on up to a 20-year amortization schedule which become payable in full for terms generally five years or less. The Bank’s residential real estate loans generally are repayable in monthly installments based on up to a 30-year amortization schedule with variable interest rates. Fixed rate residential loans are available and are subsequently sold on the secondary market.

The Bank also makes non-real estate commercial loans which include loans to individuals and small-to-medium sized businesses and professionals located primarily in Marion and Alachua Counties for working capital, equipment purchases, and various other business purposes. A majority of these commercial loans are secured by inventory, equipment or similar assets, but these loans may also be made on an unsecured basis. Commercial loans may be made at variable or fixed rates of interest; typically, those loans which will have terms or amortization schedules of longer than one year will carry interest rates which vary with the prime lending rate and are generally refinanced or become payable in full in three to five years.

The Bank’s installment loan portfolio consists primarily of loans to individuals for various consumer purposes, but includes some business purpose loans which are payable on an installment basis. The majority of these loans are for terms of less than five years and are secured by liens on various personal assets of the borrowers, but installment loans also may be made on an unsecured basis. Installment loans are made at fixed and variable interest rates, and may be made based on up to a ten-year amortization schedule.

For additional information regarding the Bank’s loan portfolio, see “Page 25 Loan Portfolio” and “Page 2 Lending Activities” and footnote 3 to the consolidated financial statements.

Liquidity

Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw their funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. In the ordinary course of business, the Bank’s cash flows are generated from interest and fee income, as well as from loan repayments, the sale, repayments or maturity of securities available-for-sale. In addition to cash and due from banks, the Bank considers all securities available-for-sale and federal funds sold as primary sources of asset liquidity. Many factors affect the ability to accomplish these liquidity objectives successfully, including the economic environment, the asset/liability mix within the balance sheet, as well as the Bank’s reputation in the community. The Bank’s principal sources of funds are net increases in deposits, principal and interest payments on loans and proceeds from sales, calls and maturities of securities. The Bank used its capital resources primarily to fund existing and continuing loan commitments and to purchase securities. At December 31, 2005, the Bank had commitments to originate loans totaling $18 million, and had issued standby letters of credit of $0.2 million. At December 31, 2005, the Bank also had commitments to extend credit under the undisbursed portion of outstanding lines of credit of $15.4 million. Scheduled maturities of certificates of deposit during the twelve months following December 31, 2005 totaled $21.3 million. Management believes that the Bank has adequate resources to fund all its commitments, that substantially all of its existing commitments will be funded in the subsequent twelve months and, if so desired, that it can adjust the rates on certificates of deposit and other deposit accounts to retain deposits in a changing interest rate environment.

Capital Resources, Commitments and Capital Requirements

The Company’s principal sources of funds are those generated by the Bank, including net increases in deposits and other borrowings, principal and interest payments on loans, and proceeds from maturities of investment securities.

The Company uses its capital resources principally to fund existing and continuing loan commitments and to purchase investment securities. Off-balance sheet commitments to extend credit, which amounted to $18 million at December 31, 2005, represent legally binding agreements to lend to customers with fixed expiration dates or other termination clauses. Since many commitments are expected to expire without being funded, committed amounts do not necessarily represent future cash requirements.

The following table summarizes the Company’s contractual obligations, including certain on-balance sheet and off-balance sheet obligations, at December 31, 2005 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Time deposit maturities	$27,324	21,316	2,541	3,467	—
Other borrowings	713	713	—	—	—
Loan commitments	18,471	18,471	—	—	—
Standby letters of credit	171	171	—	—	—
Undisbursed line of credit loans	15,388	15,388	—	—	—

Total	$62,057	56,049	2,541	3,467	—

Management believes that the Company has adequate resources to fund all its commitments, that substantially all of its existing commitments will be funded within 12 months and, if so desired, that the Company can adjust the rates and terms on time deposits and other deposit accounts to retain or obtain new deposits in a changing interest rate environment.

The Company’s stockholders’ equity was $13.8 million at December 31, 2005, 19% of total assets.

The federal banking regulatory authorities have adopted certain “prompt corrective action” rules with respect to depository institutions. The rules establish five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” The various federal banking regulatory agencies have adopted regulations to implement the capital rules by, among other things, defining the relevant capital measures for the five capital categories. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a Tier 1 leverage ratio of 5% or greater and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level. At December 31, 2005, the Bank met the capital ratios of a “well capitalized” financial institution with a total risk-based capital ratio of 24.8% Tier 1 risk-based capital ratio of 23.8%, and a Tier 1 leverage ratio of 21.0%. Depository institutions which fall below the “adequately capitalized” category generally are prohibited from making any capital distribution, are subject to growth limitations, and are required to submit a capital restoration plan. There are a number of requirements and restrictions that may be imposed on institutions treated as “significantly undercapitalized” and, if the institution is “critically undercapitalized,” the banking regulatory agencies have the right to appoint a receiver or conservator.

The following table summarizes the regulatory capital levels and ratios for the Bank:

	Actual Bank Ratios	Regulatory Requirement For Well Capitalized Bank
At December 31, 2005:
Total capital to risk-weighted assets	24.8%	10.0%
Tier I capital to risk-weighted assets	23.8%	6.0%
Tier I capital to average assets - leverage ratio	21.0%	5.0%

Loan Portfolio

A significant source of the Bank’s income is the interest earned on its loan portfolio. At December 31, 2005, the Bank’s total assets were $72 million and its net loans receivable were $45 million or 62% of total assets.

The Bank’s primary market area consists of the Central Florida region (consisting primarily of Marion and Alachua Counties and surrounding areas). The Bank’s market area’s economic base is diversified. Significant industries include agribusiness and manufacturing, service enterprises, technology and information concerns. Adverse conditions in any one or more of the industries operating in such markets or a slow-down in general economic conditions could have an adverse effect on the Bank.

Lending activities are conducted pursuant to a written policy which has been adopted by the Bank. Each loan officer has defined lending authority beyond which loans, depending upon their type and size, must be reviewed and approved by a loan committee comprised of certain officers and directors of the Bank.

The composition of the Bank’s loan portfolio as of December 31, 2005 was as follows ($ in thousands):

	Amount	% of Total
Commercial real estate	$26,626	59.3%
Residential real estate and home equity	5,784	12.9
Construction	7,079	15.8
Commercial loans	4,979	11.0
Consumer	456	1.0

Total loans	44,924	100.0%

Less: Allowance for loan losses	(564)
Deferred loan costs, net	169

Loans receivable, net	$44,529

Maturities of Loans. The following table shows the contractual maturities of the Bank’s loan portfolio at December 31, 2005. Loans with scheduled maturities (based on only contract term) are reported in the maturity category in which the payment is due. Demand loans with no stated maturity and overdrafts, if any, are reported in the “due one year or less” category. Loans that have adjustable rates are shown as amortizing to final maturity rather than when the interest rates are next subject to change. The table does not include prepayment or scheduled principal repayments.

Type of Loan	Due in 1 Year or Less	Due After 1 to 5 Years	Due After 5 Years	Total
Commercial	$3,096	1,128	755	4,979
Consumer	95	289	72	456
Real estate	6,948	13,048	19,493	39,489

Total	$10,139	14,465	20,320	44,924

For the above loans due after one year or more, the following is a presentation of an analysis of sensitivities to changes in interest rates at December 31, 2005 (in thousands):

Type of Loan	Fixed Interest Rate	Floating Interest Rate	Total
Commercial	$402	1,481	1,883
Consumer	358	3	361
Real estate	4,755	27,786	32,541

Total	$4,154	9,356	34,785

Loan Quality

Management seeks to maintain a high quality of loans through sound underwriting and lending practices. As of December 31, 2005 approximately 88%, of the total loan portfolio was collateralized by commercial and residential real estate mortgages. The level of non-performing loans and real estate owned also is relevant to the credit quality of a loan portfolio. As of December 31, 2005 there were no non-performing loans (those 90 days or more past due).

The commercial real estate mortgage loans in the Bank’s portfolio consist of fixed and adjustable-interest rate loans which were originated at prevailing market interest rates. The Bank’s policy has been to originate commercial real estate mortgage loans predominantly in its primary market area. Commercial real estate mortgage loans are generally made in amounts up to 80% of the appraised value of the property securing the loan and entail significant additional risks compared to residential mortgage loans. In making commercial real estate loans, the Bank primarily considers the net operating income generated by the real estate to support the debt service, the financial resources and income level and managerial expertise of the borrower, the marketability of the collateral and the Bank’s lending experience with the borrower.

Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his employment and other income and which are collateralized by real property whose value tends to be more readily ascertainable, commercial loans typically are underwritten on the basis of the borrower’s ability to make repayment from the cash flow of his business and generally are collateralized by business assets, such as accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial loans may be substantially dependent on the success of the business itself, which is subject to adverse conditions in the economy. Commercial loans also entail certain additional risks since they usually involve large loan balances to single borrowers or a related group of borrowers, resulting in a more concentrated loan portfolio. Further, the collateral underlying the loans may depreciate over time, cannot be appraised with as much precision as residential real estate, and may fluctuate in value based on the success of the business.

The Bank makes consumer and personal loans on a collateralized and noncollateralized basis. These loans are often collateralized by automobiles, recreational vehicles and mobile homes. Consumer and personal loans also are generated by the Bank. Such loans generally have a term of 60 months or less.

Loan concentrations are defined as amounts loaned to a number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. The Bank, on a routine basis, monitors these concentrations in order to consider adjustments in its lending practices to reflect economic conditions, loan to deposit ratios, and industry trends. As of December 31, 2005 loans collateralized with mortgages on real estate represented 88% of the loan portfolio and were to borrowers in varying activities and businesses.

The Loan Committee of the Board of Directors of the Bank concentrates its efforts and resources, and that of its senior management and lending officers, on loan review and underwriting procedures. Internal controls include ongoing reviews of loans made to monitor documentation and the existence and valuations of collateral. In addition, management of the Bank has established a review process with the objective of identifying, evaluating, and initiating necessary corrective action for marginal loans. The goal of the loan review process is to address classified and non-performing loans as early as possible.

Classification of Assets and Potential Problem Loans

Generally, interest on loans accrues and is credited to income based upon the principal balance outstanding. It is management’s policy to discontinue the accrual of interest income and classify a loan as non-accrual when principal or interest is past due 90 days or more unless, in the determination of management, the principal and interest on the loan are well collateralized and in the process of collection, or when in the opinion of management, principal or interest is not likely to be paid in accordance with the terms of the obligation. Consumer installment loans are generally charged-off after 90 days of delinquency unless adequately collateralized and in the process of collection. Loans are not returned to accrual status until principal and interest payments are brought current and future payments appear reasonably certain. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is charged against interest income.

Real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned (“OREO”). OREO properties are recorded at the lower of cost or fair value less estimated selling costs, and the estimated loss, if any, is charged to the allowance for credit losses at the time it is transferred to OREO. Further write-downs in OREO are recorded at the time management believes additional deterioration in value has occurred and are charged to noninterest expense. As of December 31, 2005 the Company had no OREO.

The Bank has adopted Statements of Financial Accounting Standards No. 114 and 118. These Statements address the accounting by creditors for impairment of certain loans and generally require the Bank to identify loans, for which the Bank probably will not receive full repayment of principal and interest, as impaired loans. The Statements require that impaired loans be valued at the present value of expected future cash flows, discounted at the loan’s effective interest rate, or at the observable market price of the loan, or the fair value of the underlying collateral if the loan is collateral dependent. The Bank has implemented the Statements by including in its quarterly review of the adequacy of the allowance for credit losses, to also identify and value impaired loans in accordance with guidance in the Statements. Under the Bank’s policy, an impaired loan must have a balance of at least $100,000 and be unsecured or secured by collateral other than residential real estate. No loans were deemed to be impaired under the Bank’s policy at December 31, 2005.

At December 31, 2005, the Bank had no accruing loans which were contractually past due 90 days or more as to principal and interest and no troubled debt restructurings as defined by Statement of Financial Accounting Standards No. 15. In addition, management had not identified any problems loans at December 31, 2005.

Classified Assets. Federal regulations and the Bank’s policy require the classification of loans and other assets, such as debt and equity securities, considered to be of lesser quality as “substandard”, “doubtful” or “loss” assets. An asset would be considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligator or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the institution will sustain “some loss” if the deficiencies are not corrected. Assets that would be classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full”, on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets that would be classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. In addition, the Bank’s policies require that assets which do not currently expose the insured institution to sufficient risk to warrant classification as substandard but possess other weaknesses are designated “special mention” by management.

If an asset is classified, the estimated fair value of the asset would be determined and if that value is loss than the then carrying value of the asset, the difference would be established as a specific reserve. If an asset is classified as loss, the amount of the asset classified as loss would be reserved. General reserves or general valuation allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities but, unlike specific reserves, are not allocated to particular assets.

At December 31, 2005, there were no loans classified as “special mention” or “substandard”. No loans were classified as “doubtful” or “loss” at December 31, 2005. There were no concentration of loans exceeding 10% of total loans which has not been disclosed as a category of loans.

Allowance for Loan Losses. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to income. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience in the industry, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and industry standards. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures.

The provision for loan losses totaled approximately $564,000 for the year ended December 31, 2005 and there were no loans charged-off during this period. Considering the nature of the Bank’s loan portfolio, management believes that the allowance for loan losses at December 31, 2005 was adequate.

The activity in the Bank’s allowance for credit losses for the year ended December 31, 2005 from the commencement of banking activities on February 28, 2005 was the current year provision of $564,000. There were no loans charged off during 2005.

At December 31, 2005 the Bank’s general allowance for possible loan losses by type of loan was allocated by using peer group averages and actual loss experiences of peers, as follows:

	Amount	% of Loans to Total Loans
At the end of year allocated to:

Commercial	$75	11.08%
Commercial real estate	352	59.27
Residential real estate	14	10.12
Home equity	9	2.75
Construction	106	15.76
Consumer	8	1.02

Total	$564	100.00%

Investment Securities

The Bank’s investment portfolio has been classified as Held-to-Maturity with no securities classified as Available-for-Sale. The following table sets forth the carrying amount of the Bank’s investment portfolio at December 31, 2005 ($ in thousands):

Held to maturity-
Mortgage-backed securities	$2,319
U.S. Government agency securities	7,989

Total securities held to maturity	$10,308

Federal Home Loan Bank stock	$35

Federal funds sold	$8,371

Interest-earning deposits	$121

The Bank’s mortgage-backed securities consist of one security issued by the Federal National Mortgage Association (“FNMA”).

The carrying amount and weighted average yields for investments at December 31, 2005 are shown below ($ in thousands):

Maturing In	Mortgage Backed	U.S. Government Agency Securities	Total	Weighted Average Yields (1)
After 1 through 5 years	$—	7,989	7,989	4.38%
After 5 through 10 years	2,319	—	2,319	5.00%
After 10 years	—	—	—	—

Total	$2,319	7,989	10,308	4.52%

(1)	All securities are listed at actual yield and not on a tax equivalent basis. No securities are tax exempt.

The Bank has adopted Statement of Financial Accounting Standards No. 115 (“FAS 115”), which requires companies to classify investments securities, including mortgage-backed securities as either held-to-maturity or available-for-sale. Securities classified as held-to-maturity are carried at amortized cost. Securities classified as available-for-sale are reported at fair value, with unrealized gains and losses, net of tax effect, reported as a separate component of stockholders’ equity. As of December 31, 2005, none of the Bank’s securities were classified as available-for-sale.

Deposit Activities

Deposits are the major source of the Bank’s funds for lending and other investment purposes. Deposits are attracted principally from within the Bank’s primary market area through the offering of a broad variety of deposit instruments including checking accounts, money market accounts, regular savings accounts, term certificate accounts (including “jumbo” certificates in denominations of $100,000 or more) and retirement savings plans. The distribution by type of the Bank’s deposit accounts as of December 31, 2005, was as follows ($ in thousands):

	Amount	% of Deposits
Noninterest-bearing deposits	$9,335	16.4%
Money-market accounts	16,010	28.1
NOW	3,369	5.9
Savings	1,048	1.8

Subtotal	29,762	52.1

Time deposits:
1.00-1.99%	349.6
2.00-2.99%	171.3
3.00-3.99%	5,581	9.8
4.00-4.99%	18,701	32.8
5.00-5.99%	2,522	4.4

Total time deposits	27,324	47.9

Total deposits	$57,086	100.0%

Maturity terms, service fees and withdrawal penalties are established by the Bank on a periodic basis. The determination of rates and terms is predicated on funds acquisition and liquidity requirements, rates paid by competitors, growth goals and federal regulations.

FDIC regulations limit the ability of certain insured depository institutions to accept, renew, or rollover deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions having the same type of charter in such depository institutions’ normal market area. Under these regulations, “well capitalized” depository institutions may accept, renew, or roll over deposits at such rates without restriction, “adequately capitalized” depository institutions may accept, renew or roll over deposits at such rates with a waiver from the FDIC (subject to certain restrictions on payments of rates), and “undercapitalized” depository institutions may not accept, renew or roll over deposits at such rates. The regulations contemplate that the definitions of “well capitalized,” “adequately capitalized” and “undercapitalized” will be the same as the definitions adopted by the agencies to implement the prompt corrective action provisions of applicable law. See “Supervision, Regulation and Governmental Policy — Capital Requirements.” As of December 31, 2005, the Bank met the definition of a “well capitalized” depository institution.

The Bank does not have a concentration of deposits from any one source, the loss of which would have a material adverse effect on the Bank. Management believes that substantially all of the Bank’s depositors are residents in its primary market area.

Time deposits of $100,000 and over, public fund deposits and other large deposit accounts tend to be short-term in nature and more sensitive to changes in interest rates than other types of deposits and, therefore, may be a less stable source of funds. In the event that existing short-term deposits are not renewed, the resulting loss of the deposited funds could adversely affect the Bank’s liquidity. In a rising interest rate market, such short-term deposits may prove to be a costly source of funds because their short-term nature facilitates renewal at increasingly higher interest rates, which may adversely affect the Bank’s earnings. However, the converse is true in a falling interest-rate market where such short-term deposits are more favorable to the Bank.

As of December 31, 2005, time deposits of $100,000 and over mature as follows ($ in thousands):

Due in three months or less	$1,423
Due from three months to six months	3,471
Due from six months to one year	6,542
Due over one year	2,769

Total	$14,205

Borrowings

During 2005, the Company entered into short-term borrowing arrangements with customers consisting of securities sold under repurchase agreements. The agreements are on a demand basis and call for the payment of interest based on the federal funds rate.

The following summarizes these borrowings as of December 31, 2005 ($ in thousands):

Balance outstanding at year-end	$690
Average balance outstanding during the year	$153
Average interest rate paid	3.89%
Maximum amount outstanding at any month-end during year	$690

AFSI has an agreement with the Independent Bankers to borrow funds under an unsecured line of credit at an interest rate of 7.25% and maturing on November 3, 2006. As of December 31, 2005, the Company had drawn $13,000 on this line.

During the organizational phase, the Company entered into two loan agreements with a correspondent bank. One was a $900,000 line of credit to provide working capital during the organizational phase and the other was a $985,000 loan to provide financing for the acquisition of land for a future branch in Gainesville, Florida. Both were repaid in February 2005 from the proceeds of the common stock offering (see Note 13).

The Bank also has an agreement with the Federal Home Loan Bank of Atlanta to borrow funds under a line of credit but had not drawn any advances as of December 31, 2005.

Results of Operations

Net interest income, which constitutes the principal source of income for the Bank, represents the excess of interest income on interest-earning assets over interest expense on interest-bearing liabilities. The principal interest-earning assets are federal funds sold, investment securities and loans receivable. Interest-bearing liabilities primarily consist of time deposits, interest-bearing checking accounts (“NOW accounts”), savings deposits and money-market accounts. Funds attracted by these interest-bearing liabilities are invested in interest-earning assets. Accordingly, net interest income depends upon the volume of average interest-earning assets and average interest-bearing liabilities and the interest rates earned or paid on them.

The following table sets forth, at December 31, 2005, information regarding (i) the total dollar amount of interest and dividend income of the Company from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average costs; (iii) net interest income; (iv) interest-rate spread; and (v) net interest margin; and (vi) weighted average yields and rates at December 31, 2005. Yields and costs were derived by dividing annualized income or expense by the average balance of assets or liabilities. There were no non-accrual loans, out of period items or tax exempt income for the period indicated. The yields and costs include fees which are considered to constitute adjustments to yields.

	Average Balance	Interest and Dividends	Average Yield/ Rate
Interest-earning assets:
Loans	$19,916	1,104	6.59%
Securities	3,773	122	3.84
Other (1)	16,128	555	3.44

Total interest-earning assets	39,817	1,781	5.05

Noninterest-earning assets	6,769

Total assets	$46,586

Interest-bearing liabilities:
Savings, NOW and MMKT	12,993	289	2.64
Time deposits < $100,000	5,627	191	4.04
Time deposits > $100,000	7,236	240	3.94
Borrowings	153	5	3.89

Total interest-bearing liabilities	26,009	725	3.31

Noninterest-bearing deposits	5,995
Noninterest-bearing liabilities	765
Stockholders’ equity	13,817

Total liabilities and stockholders’ equity	$46,586

Net earning assets	$13,808

Net interest income		$1,056

Interest-rate spread			1.74%

Net interest margin (2)			2.89%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.53

(1)	Other interest-earning assets included Federal funds sold and Federal Home Loan Bank stock.
(2)	Net interest margin is net interest income annualized divided by total interest-earning assets.

Discussion of Results of Operations for 2005

General

The Bank’s net loss was $969,000 or ($0.64) per share, for the year ended December 31, 2005.

The Company’s future performance will depend on a number of factors outside of our control. Some of our borrowers may not repay loans that we make to them. If a significant number of loans are not repaid, it will have an adverse effect on our earnings and overall financial condition. The determination of an appropriate level of loan loss allowance is an inherently difficult process and is based on numerous assumptions. As a result, our allowance for loan losses may not be adequate to cover actual losses, and future provision for loan losses may adversely affect our earnings. Furthermore, a prolonged economic downturn or recession in our target markets would result in operating losses, impaired liquidity and the erosion of capital. A variety of factors could cause such an economic dislocation or recession, including adverse developments in the industries in these areas. Also, a significant portion of our loan portfolio is secured by real estate located in our market areas. If real estate prices decline in our markets, the value of the real estate collateral securing our loans could be reduced. Such a reduction in the value of our collateral could increase the number of non-performing loans and adversely affect our financial performance.

To support our effort to reach profitability, we are attempting to make loans and obtain low cost funding sources, to increase our earning asset base and net interest income. We will need to reach a significant level of net interest income in order to offset the non-interest expenses we incur for such things as salaries, occupancy, data processing, professional services and advertising. We will spend the same amount on many of these items, regardless of the amount of net-interest income we receive. Therefore, it is important for us to reach a certain asset size in order to reach profitability.

In addition to pursuing loan and deposit growth, we are also utilizing an expanding branch network. We currently operate three offices, with one more to open later this year. These facilities are expected to enable us to serve and acquire more loan and deposit customers. The opening of these offices and their continued operation required, and will continue to require, us to spend more money on salaries, rent and advertising. Until the new branches can produce enough net interest income to offset their incremental contribution to our non-interest expenses, they could have the effect of increasing our net losses.

Net interest income

The Bank’s net interest income was $977,000 for the year ended December 31, 2005. During the year ended December 31, 2005, interest income on loans was $1.1 million on average balances of $21.2 million. During the year ended December 31, 2005, interest income on investments and interest bearing cash equivalents was $598,000 on average balances of $20.5 million. During the year ending December 31, 2005, interest expense on interest bearing liabilities was $725,000 on average interest bearing liabilities of $32.0 million.

Provision for Loan Losses

The provision for loan losses is charged to earnings to bring the allowance for loan losses to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Bank, the amounts of non-performing loans, general economic conditions, particularly as they relate to the Bank’s market area, and other factors related to the collectibility of the Bank’s loan portfolio. For the year ended December 31, 2005 the provision for loan losses was $564,000, 1.27% of total loans receivable.

Noninterest Income

Noninterest income is primarily composed of deposit service charges and fees, and loan origination fees for loans originated for third parties. Noninterest income was $185,000 for the year ended December 31, 2005. These fees were primarily attributable to loan origination fees for loans originated for third parties.

Noninterest Expenses

During the year ended December 31, 2005, noninterest expense was $2.1 million. Salaries and employee benefits were $1.0 million due to the number of employees at the Bank commensurate with the growth of the Bank. Occupancy expense was $340,000, data processing expense was $133,000 and professional service fees were $130,000 during the year ended December 31, 2005.

Deferred Income Tax Credit

During the year ended December 31, 2005 the income tax credit was $581,000. The blended income tax rate in effect for the Bank is 37.5%, the statutory federal income tax rate of 34%, and Florida State income tax rate of 3.5%.

Based on the Company’s current earnings forecast and/or budget, the losses that generated the deferred tax asset are only temporary and taxable income is projected in the near future which would utilize and support the reversal of the valuation allowance initially established. Based on this positive evidence it is more likely than not that the deferred tax asset will be utilized.

Asset/Liability Management

A principal objective of the Company’s asset/liability management strategy is to minimize its exposure to changes in interest rates by matching the maturity and repricing horizons of interest-earning assets and interest-bearing liabilities. This strategy is overseen in part through the direction of the Bank’s Asset and Liability Committee (“ALCO”) which establishes policies and monitors results to control interest rate sensitivity.

Management evaluates interest rate risk and then formulates guidelines regarding asset generation and repricing, funding sources and pricing, and off-balance sheet commitments in order to maintain interest rate risk within target levels for the appropriate level of risk which are determined by the ALCO. The ALCO uses internally generated reports to measure the Bank’s interest rate sensitivity. From these reports, the ALCO can estimate the net earnings effect of various interest rate scenarios.

As a part of the Company’s interest rate risk management policy, the ALCO examines the extent to which its assets and liabilities are “interest rate sensitive” and monitors the Bank’s interest rate sensitivity “gap.” An asset or liability is considered to be interest rate sensitive if it will reprice or mature within the time period analyzed, usually one year or less. The interest rate sensitivity gap is the difference between interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within such time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to adversely affect net interest income. If the repricing of each bank’s assets and liabilities were equally flexible and moved concurrently, the impact of any increase or decrease in interest rates on net interest income would be minimal.

A simple interest rate “gap” analysis by itself may not be an accurate indicator of how net interest income will be affected by changes in interest rates. Accordingly, the ALCO also evaluates how the repayment of particular assets and liabilities is impacted by changes in interest rates. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and liabilities may have similar maturities or period of repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market interest rates, while interest rates on other types may lag behind changes in general market rates. In addition, certain assets, such as adjustable rate mortgage loans, have features (generally referred to as “interest rate caps”) which limit changes in interest rates on a short-term basis and over the life of the asset. In the event of a change in interest rates, prepayment (on loans) and early withdrawal (of deposit accounts) levels also could deviate significantly from those assumed in calculating the interest rate gap. The ability of many borrowers to service their debts also may decrease in the event of an interest rate increase.

Currently the Company has not entered into any interest rate swaps or similar hedging instruments in connection with its asset/liability management and the Company does not expect to use interest rate swaps in its operations. Further discussion on off-balance-sheet arrangements can be found in Note 8 of the Notes to Consolidated Financial Statements. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, unused lines of credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. The Company also did not have any significant interest rate lock commitments at December 31, 2005.

Management’s strategy is to maintain a balanced interest rate risk position to protect its net interest margin from market fluctuations.

Principal among the Company’s asset/liability management strategies has been the emphasis on managing its interest rate sensitive liabilities in a manner designed to attempt to reduce the Company’s exposure during periods of fluctuating interest rates. Management believes that the type and amount of the Company’s interest rate sensitive liabilities may reduce the potential impact that a rise in interest rates might have on the Company’s net interest income. The Company seeks to maintain a core deposit base by providing quality services to its customers without significantly increasing its cost of funds or operating expenses. Management anticipates that these accounts will continue to comprise a significant portion of the Company’s total deposit base. The Company also maintains a portfolio of liquid assets in order to reduce its overall exposure to changes in market interest rates. The Company also maintains a “floor,” or minimum rate, on certain of its floating or prime based loans. These floors allow the Company to continue to earn a higher rate when the floating rate falls below the established floor rate. All interest rate caps and floors are clearly and closely related to the loan agreement and therefore not bifurcated and valued separately.

The following table sets forth certain information relating to the Company’s interest-earning assets and interest-bearing liabilities at December 31, 2005 that are estimated to mature or are scheduled to reprice within the period shown ($ in thousands):

	Under 3 Months	3 to 12 Months	1-5 Years	Over Five Years	Total
Interest-earning deposits	$121	—	—	—	121
Federal funds sold	8,371	—	—	—	8,371
Loans (1)	28,434	2,949	12,565	581	44,529
Securities (2)	1,071	3,239	5,281	752	10,343

Total rate-sensitive assets (earning assets)	$37,997	6,188	17,846	1,333	63,364

Money market (3)	8,050	4,025	4,025	—	16,100
Savings and NOW deposits (3)	1,094	1	2,655	664	4,414
Time deposits (3)	3,384	17,845	6,008	—	27,237
Other borrowings	690	—	—	—	690

Total rate-sensitive liabilities	$13,218	21,871	12,688	664	48,441

Gap (repricing differences)	$24,779	(15,683)	5,158	669	14,923

Cumulative Gap	$24,779	9,097	14,255	14,923

Cumulative Gap/total assets	34.31%	12.59%	19.74%	20.66%

Cumulative Gap/total earning assets	65.21%	20.59%	22.98%	23.55%

Total assets					$72,227

Total earning assets					$63,364

(1)	In preparing the table above, adjustable-rate loans were included in the period in which the interest rates are next scheduled to adjust rather than in the period in which the loans mature. Fixed-rate loans were scheduled according to their contractual maturities.
(2)	Securities were scheduled based on their remaining maturity or repricing frequency. Fixed-rate mortgage-backed securities are scheduled ratably over five years. Includes FHLB stock grouped in over five years.
(3)	Excludes noninterest-bearing deposit accounts. Money-market, NOW, and savings deposits are scheduled based on FDICIA studies on nonmaturity deposits. All other time deposits were scheduled through the maturity dates.

Selected Quarterly Results

	2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$117	233	570	861
Interest expense	8	92	238	387
Net interest income	109	141	332	474
Provision for loan losses	15	118	259	172
Noninterest income	0	35	92	58
Noninterest expense	485	509	704	766
Earnings before income taxes	(391)	(451)	(539)	(406)
Net earnings	(244)	(326)	(212)	(227)
Basic earnings per common and diluted share	$(.16)	(.22)	(.14)	(.15)

Impact of Inflation and Changing Prices

The financial statements and related financial data concerning the Company presented in this 10-KSB have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on the operations of the Company is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, changes in interest rates have a more significant impact on the performance of a financial institution than do the effects of changes in the general rate of inflation and changes in prices. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services.

Item 7. Financial Statements

The financial statements of the Company at December 31, 2005 and for the year ended December 31, 2005 and for the period from February 19, 2004 (date of organization) to December 31, 2004 are set forth in this Form 10-KSB as Exhibit 13.1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The information contained under the section captioned “Independent Certified Public Accountants” in the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 5, 2006, to be filed with the SEC pursuant to Regulation 14A within 120 days of the Company’s fiscal year end (the “Proxy Statement”), is incorporated herein by reference.

Item 8A. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Chief Executive and Chief Financial officers of the Company concluded that the Company’s disclosure controls and procedures were adequate.

(b) Changes in internal controls. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial officers.

Item 8B. Other Information

Not applicable.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The information contained under the sections captioned “Directors” and “Executive Officers” under “Election of Directors” and “Section 16(a) Reporting Requirements” in the Proxy Statement, is incorporated herein by reference.

Item 10. Executive Compensation

The Company has a Code of Ethics that applies to its principal executive officer and principal financial officer (who is also its principal accounting officer), a copy of which is included with this Form 10-KSB as Exhibit 14.1. The information contained in the section captioned “Information About the Board of Directors and Its Committees,” and “Executive Compensation and Benefits” under “Election of Directors” in the Proxy Statement, is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information contained in the section captioned “Directors” and under “Election of Directors,” in the Proxy Statement, is incorporated herein by reference.

Item 12. Certain Relationships and Related Transactions

The information contained in the section entitled “Certain Transactions” under “Election of Directors” in the Proxy Statement is incorporated herein by reference.

In addition to the information incorporated by reference, As of December 31, 2005, the Bank had the following outstanding loans to AFSI’s and the Bank’s directors and executive officers:

Name	Maturity Date of Loan	Largest Amount Outstanding in 2005	Amount Outstanding At December 31, 2005	Loan Type	Interest Rate
Barret, Spencer Director	Demand	$100,000.00	$93,153.05	CD Secured LOC	7.250%
Bosshardt, Carol Director	Demand	$997,625.00	$969,925.00	Unsecured LOC	7.250%
Bosshardt, Carol Director	Demand	$1,250.00	$—	Unsecured LOC	7.250%
Bosshardt, Carol Director	6/20/2006	$—	$—	Unsecured	6.250%
Cope, David Director	Demand	$997,443.50	$997,443.50	Residential Lots	7.250%
Czuryla, Walter Bank EVP	Demand	$4,409.83	$4,407.08	Unsecured ODP	7.250%
Fletcher, Gloria Director	4/7/2015	$249,000.00	$249,000.00	Comm Office Bldg	5.850%
Fletcher, Gloria Director	7/13/2015	$716,016.36	$716,016.36	Commercial R/E	6.290%
Hill, Michael Director	Demand	$2,119.29	$3.04	Unsecured ODP	7.250%
Kirkpatrick, Kenneth Director	9/6/2016	$1,499,096.44	$1,499,096.44	Commercial R/E	6.385%
Kirkpatrick, Kenneth Director	7/19/2009	$15,950.00	$14,460.98	Vehicle	6.150%
Kurtz, Jon President and CEO	Demand	$17.50	$—	Unsecured ODP	7.250%
Page, Robert Bank EVP	Demand	$2,728.23	$2,728.23	Unsecured ODP	7.250%
White, Job E. Director	10/21/2020	$357,857.81	$357,857.81	HELOC	7.250%
White, Job E. Director	Demand	$997,625.00	$969,925.00	Unsecured LOC	7.250%
White, Job E. Director	9/30/2007	$350,000.00	$350,000.00	Commercial R/E	7.250%
White, Job E. Director	6/20/2006	$—	$—	Unsecured	6.250%
Williams, Tommy Director	Demand	$997,625.00	$969,925.00	Unsecured LOC	7.250%
Williams, Tommy Director	6/20/2006	$—	$—	Unsecured	6.250%

Item 13. Exhibits

Exhibits marked with an (a) were filed with the Form 10-KSB filed with the Securities and Exchange Commission on March 15, 2006.

(a)	3.1	Articles of Incorporation

(a)	3.2	Bylaws

(a)	4.1	Specimen Common Stock Certificate

(a)	4.2	Warrant Plan and Specimen Warrant Plan

(a)	10.1	Employment Agreement with Jon M. Kurtz

(a)	10.2	Lease for Main Office

	13.1	Financial Statements

(a)	14.1	Code of Ethics

(a)	21.1	Schedule of Subsidiaries

	23.1	Consent of Hacker, Johnson & Smith PA

	31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

	31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

	32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 14. Principal Accountant Fees and Services

The information contained in the section captioned “Independent Certified Public Accountants” in the Proxy Statement is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be duly signed on its behalf by the undersigned, thereunto duly authorized, in the City of Ocala, State of Florida, on the 8th day of March, 2006.

ALARION FINANCIAL SERVICES, INC.

/s/ Jon M. Kurtz
Jon M. Kurtz
Chairman and Chief Executive Officer

/s/ Jankie Dhanpat
Jankie Dhanpat
Chief Financial Officer
(Principal Financial officer and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on May 4, 2006.

Signature

/s/ Jon M. Kurtz
Jon M. Kurtz
Chief Executive Officer and President

Chairperson of the Board
Loralee W. Miller

/s/ Michael P. Hillt	Director and Vice Chairman of the Board
Michael P. Hill

Director
Spencer Barrett

/s/ Carol R. Bosshardt	Director
Carol R. Bosshardt

/s/ David G. Cope	Director
David G. Cope

/s/ Gloria W. Fletcher	Director
Gloria W. Fletcher

Director
Kenneth B. Kirkpatrick

/s/ Ignacio L. Leon	Director
Ignacio L. Leon

/s/ Job E. White	Director
Job E. White

/s/ Tommy W. Williams, Jr.	Director
Tommy W. Williams, Jr.

/s/ Jon M. Kurtz	Chief Executive Officer, President and Director
Jon M. Kurtz

Alarion Financial Services, Inc.

Form 10-KSB

For Fiscal Year Ending December 31, 2005

EXHIBIT INDEX

Exhibits marked with an (a) were filed with the Form 10-KSB filed with the Securities and Exchange Commission on March 15, 2006.

Exhibit No.		Exhibit
(a)	3.1	Articles of Incorporation

(a)	3.2	Bylaws

(a)	4.1	Specimen Common Stock Certificate

(a)	4.2	Warrant Plan and Specimen Warrant Certificate

(a)	10.1	Employment Agreement with Jon M. Kurtz

(a)	10.2	Lease for Main Office

	13.1	Financial Statements

(a)	14.1	Code of Ethics

(a)	21.1	Schedule of Subsidiaries

	23.1	Consent of Hacker, Johnson & Smith PA

	31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

	31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

	32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002