Form 10QSB
period 2006-03-31
Alarion Financial Services Inc
filed 2006-05-05
CIK 1353174

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 000-51843

ALARION FINANCIAL SERVICES, INC.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Florida	20-3851373
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

One Northeast First Avenue, Ocala, Florida	34470
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code (352) 237-4500

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common stock, par value $.01 per share	1,525,850 shares outstanding at May 3, 2006

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

($ in thousands, except per share amounts)

	At March 31, 2006	At December 31, 2005
	(unaudited)
Assets
Cash and due from banks	$1,020	2,408
Interest-earning deposits and federal funds sold	18,911	8,492

Cash and cash equivalents	19,931	10,900

Securities held to maturity	14,183	10,308
Loans, net of allowance for loan losses of $690 and $564	55,031	44,529
Loans held for sale	2,583	321
Accrued interest receivable	287	208
Premises and equipment, net	6,002	4,923
Federal Home Loan Bank stock	145	35
Deferred income taxes	845	778
Other assets	85	225

Total assets	$99,092	72,227

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing demand deposits	10,771	9,335
NOW, money-market and savings deposits	22,950	20,427
Time deposits < $100,000	22,898	13,119
Time deposits > = $100,000	24,269	14,205

Total deposits	80,888	57,086

Other borrowings	3,639	703
Accrued interest payable	186	149
Accrued expenses and other liabilities	610	498

Total liabilities	85,323	58,436

Stockholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value; 4,000,000 shares authorized, 1,523,350 and 1,514,200 shares issued and outstanding	15	15
Additional paid-in capital	15,165	15,073
Accumulated deficit	(1,411)	(1,297)

Total stockholders’ equity	13,769	13,791

Total liabilities and stockholders’ equity	$99,092	72,227

See accompanying Notes to Condensed Consolidated Financial Statements.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDARY

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2006	2005
Interest income:
Loans	$882	1
Securities	134	85
Other	153	30

Total interest income	1,169	116

Interest expense:
Deposits	553	8
Borrowings	25	—

Total interest expense	578	8

Net interest income	591	108

Provision for loan losses	126	15

Net interest income after provision for loan losses	465	93

Noninterest income:
Deposit account fees	15	—
Net gain on sales of loans held for sale	95	—
Other	7	—

Total noninterest income	117	—

Noninterest expense:
Salaries and employee benefits	399	327
Occupancy and equipment	109	44
Data processing	48	8
Professional services	37	31
Advertising and promotion	34	1
Office supplies and printing	35	18
Other	101	57

Total noninterest expense	763	486

Loss before income tax benefit	(181)	(393)

Income tax benefit	(67)	(250)

Net loss	$(114)	(143)

Loss per share – basic and diluted	$(.08)	(.10)

Dividends per share	$—	—

See accompanying Notes to Condensed Consolidated Financial Statements.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

Three Months Ended March 31, 2006 and 2005

($ in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount
Balance at December 31, 2004	—	$—	—	(288)	(288)
Comprehensive income (loss)- Net loss (unaudited)	—	—	—	(143)	(143)
Common stock offering, net of offering costs of $54 (unaudited)	1,500,000	15	14,931	—	14,946

Balance at March 31, 2005 (unaudited)	1,500,000	$15	14,931	(431)	14,515

Balance at December 31, 2005	1,514,200	$15	15,073	(1,297)	13,791
Comprehensive income (loss)- Net loss (unaudited)	—	—	—	(114)	(114)
Warrants exercised (unaudited)	9,150	—	92	—	92

Balance at March 31, 2006 (unaudited)	1,523,350	$15	15,165	(1,411)	13,769

See accompanying Notes to Condensed Consolidated Financial Statements.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(114)	(143)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for loan losses	126	15
Depreciation and amortization	58	11
Deferred income tax benefit	(67)	(250)
Net amortization on premiums and discounts on securities	(12)	—
Net amortization of deferred loan fees and costs	110	—
Net gain on sales of loans held for sale	(95)	—
Loans originated for sale	(5,187)	—
Proceeds from sales of loans held for sale	3,020	—
Net increase in accrued interest payable	37	—
Net increase in accrued interest receivable	(79)	(1)
Net decrease (increase) in other assets	140	(53)
Net increase in accrued expenses and other liabilities	112	281

Net cash used in operating activities	(1,951)	(140)

Cash flows from investing activities:
Proceeds from principal repayments and maturities on securities held to maturity	1,105	—
Purchase of securities held to maturity	(4,968)	—
Loan disbursements	(38,087)	(1,184)
Principal repayments on loans	27,349	—
Purchase of premises and equipment	(1,137)	(957)
Purchase of Federal Home Loan Bank stock	(110)	—

Net cash used in investing activities	(15,848)	(2,141)

Cash flows from financing activities:
Net increase in deposits	23,802	6,676
Net increase (decrease) in other borrowings	2,936	(1,562)
Net proceeds from common stock offering	—	14,946
Warrants exercised	92	—

Net cash provided by financing activities	26,830	20,060

Net increase in cash and cash equivalents	9,031	17,779

Cash and cash equivalents at beginning of period	10,900	1

Cash and cash equivalents at end of period	$19,931	17,780

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$541	2

Income taxes	$—	—

See accompanying Notes to Condensed Consolidated Financial Statements.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation. In the opinion of the management of Alarion Financial Services, Inc. (the “Holding Company”), the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position at March 31, 2006 and the results of operations and cash flows for the three-month periods ended March 31, 2006 and 2005. The results of operations for the three-month period ended March 31, 2006, are not necessarily indicative of results that may be expected for the year ending December 31, 2006.

The Holding Company owns 100% of the common stock of Alarion Bank (the “Bank”) (together the “Company”). The Holding Company’s primary activity is the operation of the Bank. The Bank is a state (Florida)-chartered commercial bank. The Bank began its organizational phase in February 2004. The Bank commenced operations on February 28, 2005. The Holding Company was incorporated on August 16, 2005, and completed its share exchange (to become the parent company of the Bank) on November 15, 2005. The Company offers a variety of banking and financial services to individual and corporate customers through its two banking offices located in Ocala and Gainesville, Florida. The deposit accounts of the Bank are insured up to the applicable limits by the Federal Deposit Insurance Corporation.

2. Loans. The components of loans are summarized as follows (in thousands):

	At March 31, 2006	At December 31, 2005
Commercial real estate	$28,459	26,626
Residential real estate and home equity	10,587	5,784
Construction	10,318	7,079
Commercial loans	5,395	4,979
Consumer	755	456

Total loans	55,514	44,924

Add/Deduct: Allowance for loan losses	(690)	(564)
Deferred loan costs, net	207	169

Loans, net	$55,031	44,529

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3. Loan Impairment and Loan Losses. An analysis of the change in the allowance for loan losses follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Balance at January 1	$564	—
Provision for loan losses	126	15

Balance at March 31	$690	15

There were no impaired loans at March 31, 2006 or December 31, 2005, or during the three months ended March 31, 2006 or 2005. There were no loans on nonaccrual status or accruing loans past due ninety days or more at March 31, 2006 or December 31, 2005.

4. Loss Per Share. Basic loss per share has been computed on the basis of the weighted-average number of shares of common stock outstanding during the periods, which was 1,519,417 shares and 1,453,125 shares during the three-month periods ended March 31, 2006 and 2005, respectively. All outstanding warrants and stock options are not dilutive due to the net losses of the Company.

5. Stock Option Plans. The Company adopted a stock option plan for its employees and directors (the “Plan”). Fifteen percent of the total amount of shares outstanding, up to 450,000 shares, have been reserved under the Plan. Options already granted to directors vest immediately and for employees, the options primarily vest over three years starting with the date of grant and ending on the third anniversary thereof. On December 15, 2005, options to acquire 123,750 shares at $10 per share were granted to directors of the Company. Also on December 15, 2005, 100,400 shares at $10 per share were granted to employees.

At March 31, 2006, there were 4,352 options available for future grants under the Plan. A summary of stock option transactions under the Plan for the three-month period ended March 31, 2006, follows ($ in thousands, except per share amounts):

	Number of Options	Range of Option Price	Weighted- Average Price	Aggregate Option Price
Outstanding at December 31, 2005 and March 31, 2006	224,150	$10.00	$10.00	$10.00

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5. Stock Option Plans, Continued. In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised), “Share-Based Payment” (“FAS 123R”). This Statement requires the Holding Company to measure the cost of employee services received in exchange for an award of equity instruments, which includes stock options, based on the grant-date fair value of the award for awards issued after December 31, 2005. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. There was no compensation expense recorded during 2006, because no new stock options were granted after December 31, 2005. Also, the stock options granted in 2005 that vested in the current period were not required to be expensed by the Holding Company upon implementation of FAS 123R.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company’s independent registered public accounting firm, have made a limited review of the financial data as of March 31, 2006 and for the three-month periods ended March 31, 2006 and 2005 presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board (United States).

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

Alarion Financial Services, Inc.

Ocala, Florida:

We have reviewed the accompanying condensed consolidated balance sheet of Alarion Financial Services, Inc. and Subsidiary (the “Company”) as of March 31, 2006, and the related condensed consolidated statements of operations, changes in stockholders’ equity and cash flows for the three-month periods ended March 31, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2005, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated March 1, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Hacker, Johnson & Smith PA

HACKER, JOHNSON & SMITH PA
Orlando, Florida
April 21, 2006

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

Management’s Discussion and Analysis

General

Alarion Financial Services, Inc. (the “Holding Company”) owns 100% of the common stock of Alarion Bank (the “Bank”). The Holding Company’s primary activity is the operation of the Bank. The Bank is a state (Florida)-chartered commercial bank. The Bank began its organizational phase in February 2004. The Bank commenced operations on February 28, 2005. The Holding Company was incorporated on August 16, 2005, and completed its share exchange with the Bank (to become the parent company of the Bank) on November 15, 2005. The Company offers a variety of banking and financial services to individual and corporate customers through its two banking offices located in Ocala and Gainesville, Florida.

The Bank’s deposits are insured by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (“FDIC”) up to applicable limits. The Holding Company’s operations are subject to supervision and regulation of the Federal Reserve Board. The operations of the Bank are subject to the supervision and regulation of the FDIC and the Florida Office of Financial Regulation.

The Bank provides a variety of consumer and commercial banking services to individuals, businesses and industries. The basic services offered by the Bank include: demand interest-bearing and noninterest-bearing accounts, money market deposit accounts, NOW accounts, time deposits, credit cards, cash management, direct deposits, notary services, money orders, night depository, travelers’ checks, cashier’s checks, domestic collections, savings bonds, bank drafts, automated teller services, drive-in tellers, and banking by mail. In addition, the Bank makes secured and unsecured commercial, consumer, and real estate loans and issues stand-by letters of credit. The Bank provides automated teller machine (ATM) cards and is a member of the Star ATM network, thereby permitting customers to utilize the convenience of larger ATM networks. In addition to the foregoing services, the offices of the Company provide customers with extended banking hours. The Company does not have trust powers and, accordingly, no trust services are provided.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

The revenues of the Bank are primarily derived from interest on, and fees received in connection with, real estate and other loans, and from interest and dividends from investment and mortgage-backed securities, and short-term investments. The principal sources of funds for the Bank’s lending activities are its deposits and borrowings, repayment of loans, and the sale and maturity of investment securities. The principal expenses of the Bank are the interest paid on deposits, and operating and general administrative expenses.

As is the case with banking institutions generally, the Company’s operations are materially and significantly influenced by general economic conditions and by related monetary and fiscal policies of financial institution regulatory agencies, including the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and the FDIC. Deposit flows and costs of funds are influenced by interest rates on competing investments and general market rates of interest. Lending activities are affected by the demand for financing of real estate and other types of loans, which in turn is affected by the interest rates at which such financing may be offered and other factors affecting local demand and availability of funds. The Company faces strong competition in the attraction of deposits (its primary source of lendable funds) and in the origination of loans.

Capital Resources, Commitments and Capital Requirements

The Company’s principal sources of funds are those generated by the Bank, including net increases in deposits and borrowings, principal and interest payments on loans, and proceeds from maturities of investment securities.

The Bank uses its capital resources principally to fund existing and continuing loan commitments and to purchase investment securities. Off-balance-sheet commitments to extend credit represent legally binding agreements to lend to customers with fixed expiration dates or other termination clauses. Since many commitments are expected to expire without being funded, committed amounts do not necessarily represent future cash requirements.

The following table summarizes the Bank’s contractual obligations, including certain on-balance sheet and off-balance sheet obligations, at March 31, 2006 (in thousands):

Contractual Obligations	Total
Time deposit maturities	$47,167
Other borrowings	3,639
Commitments to extend credit	25,871
Unused lines of credit	23,916
Standby letters of credit	1,168

Total	$101,761

Management believes that the Bank has adequate resources to fund all its commitments, that a majority of all of its existing commitments will be funded within 12 months and, if so desired, that the Bank can adjust the rates and terms on time deposits and other deposit accounts to retain or obtain new deposits in a changing interest rate environment.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

Regulatory Capital Requirements

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. If such minimum amounts and percentages are met, the Bank are considered “adequately capitalized”. If the actual amounts exceed the requirements of “adequately capitalized”, and meet even more stringent minimum standards, they are considered “well capitalized”. Management believes as of March 31, 2006, the Bank meets the capital requirements for a “well capitalized” financial institution.

The table below shows the total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios of the Bank at March 31, 2006 and December 31, 2005, and the minimum required amounts and percentages ($ in thousands).

	Actual			For Capital Adequacy Purposes			For Well Capitalized Purposes
	Amount	Percent		Amount	Percent		Amount	Percent
As of March 31, 2006:
Total capital (to Risk-Weighted Assets)	$13,563	17.97%		$6,037	8.00%		$7,546	10.00%
Tier I Capital (to Risk- Weighted Assets)	12,873	17.06		3,019	4.00		4,528	6.00
Tier I Capital (to Average Assets)	12,873	15.01	*	3,430	4.00	*	4,288	5.00	*

As of December 31, 2005:
Total capital (to Risk-Weighted Assets)	14,357	24.76		4,640	8.00		5,800	10.00
Tier I Capital (to Risk-Weighted Assets)	13,793	23.78		2,320	4.00		3,480	6.00
Tier I Capital (to Average Assets)	13,793	21.00	*	2,627	4.00	*	3,284	5.00	*

*	The Bank is required to maintain an 8.00% Tier I capital ratio throughout the first of three years of operations.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

Result of Operations

The following table shows selected ratios for the periods ended or at the dates indicated:

	Three Months Ended March 31, 2006	Year Ended December 31, 2005	Three Months Ended March 31, 2005
Average equity as a percentage of average assets	16.03%	34.25%	90.87%
Total equity to total assets at end of period	13.90%	19.09%	67.25%
Return on average assets (1)	(.53)%	(2.64)%	(3.56)%
Return on average equity (1)	(3.31)%	(7.70)%	(3.92)%
Noninterest expense to average assets (1)	3.55%	6.44%	3.02%
Nonperforming loans to total loans at end of period (2)	N/A	N/A	N/A

(1)	Annualized for the three months ended March 31, 2006 and 2005.
(2)	Nonperforming loans consist of nonaccrual loans and accruing loans contractually past due ninety days or more.

The following table shows selected yields and rates during the periods indicated:

	Three Months Ended March 31, 2006	Year Ended December 31, 2005	Three Months Ended March 31, 2005
Loans	7.22%	6.59%	4.18%
Securities	4.67%	3.84%	—%
Other interest-earning assets	4.40%	3.44%	3.38%
All interest-earning assets	6.30%	5.05%	3.39%
Interest-bearing deposits	3.79%	2.69%	2.56%
Borrowings	3.96%	3.89%	—%
All interest-bearing liabilities	3.80%	2.69%	2.56%
Interest-rate spread	2.50%	2.36%	.83%

Changes in Financial Condition

Total assets increased $26.9 million or 37%, from $72.2 million at December 31, 2005 to $99.1 million at March 31, 2006, primarily as a result of a $10.5 million increase in net loans and a $9.0 million increase in cash and cash equivalents. Deposits increased $23.8 million from $57.1 million at December 31, 2005 to $80.9 million at March 31, 2006.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

Net Interest Margin and Interest Rate Spread

The following table sets forth, for the periods indicated, information regarding (i) the total dollar amount of interest and dividend income of the Company from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average costs; (iii) net interest/dividend income; (iv) interest-rate spread; and (v) net interest margin. Yields and costs were derived by dividing annualized income or expense by the average balance of assets or liabilities, respectively, for the periods shown. The yields and costs include certain fees which are considered to constitute adjustments to yields.

	Three Months Ended March 31,
	2006			2005
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	($ in thousands)
Interest-earning assets:
Loans	$49,534	882	7.22%	$97	1	4.18%
Securities	11,647	134	4.67	—	—	—
Other (1)	14,113	153	4.40	13,792	115	3.38

Total interest-earning assets	75,294	1,169	6.30	13,889	116	3.39

Noninterest-earning assets	10,576			2,187

Total assets	$85,870			$16,076

Interest-bearing liabilities:
Deposits	59,097	553	3.79	1,269	8	2.56
Other borrowings	2,561	25	3.96	—	—	—

Total interest-bearing liabilities	61,658	578	3.80	1,269	8	2.56

Noninterest-bearing deposits	9,892			143
Noninterest-bearing liabilities	556			56
Stockholders’ equity	13,764			14,608

Total liabilities and stockholders’ equity	$85,870			$16,076

Net interest income		$591			$108

Interest-rate spread			2.50%			.83%

Net interest margin (2)			3.18%			3.15%

Ratio of interest-earning assets to interest-bearing liabilities	1.22			10.94

(1)	Includes interest-earning deposits, federal funds sold and Federal Home Loan Bank stock.
(2)	Net interest margin is annualized net interest income divided by average interest-earning assets.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

Comparison of the Three-Month Periods Ended March 31, 2006 and 2005

General Operating Results. Net loss for the three-month period ended March 31, 2006 was $114,000, or $(.08) per basic and diluted share, compared to $143,000, or $(.10) per basic share and diluted share, for the comparable period in 2005. The $29,000 decrease in net loss resulted primarily from an increase net interest income of $483,000 and an increase in noninterest income of $117,000, partially offset by a $111,000 increase in provision for loan losses and a $277,000 increase in noninterest expense. For the 2005 period, the Bank had only been in operations for one month.

Interest Income. Interest income increased $1.1 million to $1.2 million for the three-month period ended March 31, 2006, when compared to the three-month period ended March 31, 2005. The increase was due to an increase in the average yield earned on interest-earning assets from 3.39% for the three months ended March 31, 2005 to 6.30% for the three months ended March 31, 2006 and a $61.4 million increase in average interest-earning assets outstanding for the three months ended March 31, 2006 compared to the 2005 period.

Interest Expense. Interest expense increased $570,000 from $8,000 for the three-month period ended March 31, 2005 to $578,000 for the three-month period ended March 31, 2006. The increase was primarily due to an increase of $60.4 million in average interest-bearing liabilities outstanding and an increase in the average cost of interest-bearing liabilities from 2.56% for the three months ended March 31, 2005 to 3.80% for the comparable 2006 period. Average interest-bearing deposits increased from $1.3 million outstanding during the three months ended March 31, 2005 to $59.1 million outstanding during the comparable period for 2006.

Provision for Loan Losses. The provision for loan losses is charged to operations to increase the total loan loss allowance to a level deemed appropriate by management. The provision is based upon the volume and type of lending conducted by the Company, industry standards, general economic conditions, particularly as they relate to the Company’s market area, and other factors related to the collectibility of the Company’s loan portfolio. The Company recorded provisions for loan losses for the three-month periods ended March 31, 2006 and 2005 of $126,000 and $15,000, respectively. The increase in the provision was primarily due to the overall growth of the loan portfolio. Management believes that the allowance for loan losses, which was $690,000 or 1.24% of gross loans at March 31, 2006 is adequate.

Noninterest Income. Noninterest income increased $117,000 during the 2006 period. The increase was primarily due to $95,000 in net gain on sale of loans held for sale. The Company did not have any noninterest income for the 2005 period.

Noninterest Expense. Noninterest expense increased by $277,000 from $486,000 for the three-month period ended March 31, 2005 to $763,000 for the three-month period ended March 31, 2006. The increase was primarily due to increases of $72,000 in salaries and employee benefits, $65,000 in occupancy and equipment expense, $40,000 in data processing expense, and $100,000 in other noninterest expense, all related to the overall growth of the Company.

Income Taxes. The income tax benefit was $250,000 for the three-month period ended March 31, 2005 (an effective tax rate of 63.6%) and $67,000 (an effective tax rate of 37.0%) for the corresponding period in 2006. The 2005 period included the reversal of the valuation allowance recorded when the Bank commenced operations in February 2005. The valuation allowance at December 31, 2004 was $106,000.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

Item 3. Controls and Procedures

a.	Evaluation of disclosure controls and procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Chief Executive and Chief Financial officers of the Company concluded that the Company’s disclosure controls and procedures were adequate.

b.	Changes in internal controls. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial officers.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceeding to which Alarion Financial Services, Inc. or any of its subsidiaries is a party or to which any of their property is subject.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Not applicable

Item 3. Defaults upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

Not applicable

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

Item 6. Exhibits

Exhibits marked with an (a) were filed in the Holding Company’s Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on March 15, 2006. The Exhibits marked with a (b) were filed in the Holding Company’s Form 8-K, filed with the Securities and Exchange Commission on April 28, 2006.

Exhibit No.	Description of Exhibit

4.1 (a)	Specimen Common Stock Certificate

4.1 (a)	2004 Warrant Plan and Specimen Warrant Plan

10.1 (a)	Employment Agreement with Jon M. Kurtz

10.2 (a)	Lease for Main Office

19.1 (b)	Report to Shareholders

21.1 (a)	Schedule of Subsidiaries

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - President and Chief Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – President and Chief Executive Officer

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: May 4, 2006

Alarion Financial Services, Inc.

By:	/s/ Jon M. Kurtz
Name:	Jon M. Kurtz, President and Chief Executive Officer

By:	/s/ Jankie Dhanpat
Name:	Jankie Dhanpat, Chief Financial Officer