Form 10KSB/A
period 2005-12-31
Alarion Financial Services Inc
filed 2006-05-26
CIK 1353174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

AMENDMENT NO. 2

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

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

As of May 5, 2006, there were issued and outstanding 1,525,850 shares of the issuer’s Common Stock.

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

The allowance for loan losses is established through a provision for loan losses charged to expenses. Loans are to be charged off against the allowance when management believes the collectibility of principal is unlikely. The monthly provision for loan losses is based on, and allocated by using, peer group averages and actual loan loss experience of the Bank’s peers. In addition, loss experience will be monitored in establishing the provision. During the year ended December 31, 2005, no loans were charged off against the allowance for loan losses.

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

The Bank’s Gainesville branch office was constructed with 2,000 square feet not anticipated to be utilized by the Bank. Depending on market conditions and demand, the Bank may convert this extra space to become a commercial condominium to be sold or, in the alternative, rented to a third party. If the condominium is sold, the Bank expects to yield $627,000.

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

Item 2. Description of Properties

The following table sets forth information on the Bank’s offices as of May 1, 2005.

Location	Facility Status
Headquarters & Main Office	Leased by Bank
One Northeast First Avenue
Ocala, Florida

Gainesville Branch Office	Owned by Bank
4373 Newberry Road
Gainesville, Florida

34th Street Branch Office	Owned by Bank
4200 SW 34th Street
Gainesville, Florida

Future 17th Street Branch Office (under construction)	Owned by Bank
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

The Gainesville branch office is located in a newly constructed building consisting of approximately 6,000 square feet, of which approximately 2,000 square feet may be sold as a commercial condominium or rented to a third party. The Bank purchased this property for $985,000 and spent an estimated $710,000 for construction. If a portion of the building is sold as a condominium, it is expected to yield $627,000.

The 34th Street branch is currently operated out of a rented modular facility while the Bank constructs its permanent facility. The property cost $1,150,000, with construction expected to cost $700,000 and to be completed in 2007 or 2008.

Land has been acquired by the Bank for a future branch office in Ocala. The Bank anticipates opening the 17th Street Branch Office in June of 2006. The 17th Street property cost $1,040,000 for the land and it is anticipated that it will cost $700,000 for construction. The Bank intends to initially this branch in a modular facility placed on the property, until the permanent facility has been completed in 2007 or 2008.

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

PART III

Item 12. Certain Relationships and Related Transactions

ASFI does not make loans to our directors, officers or employees. The Bank, however, does promote lending relationships with our directors, officers and employees. Loans made to directors, executive officers and principal shareholders, defined as individuals owning 10% or more of AFSI’s common stock (collectively, “Affiliates”) are governed under the provisions of Section 22(h) of the Federal Reserve Act, which requires that any loans made to Affiliates, or to any related interest of an Affiliate, must: (i) be on substantially the same terms, including interest rates and collateral as those prevailing at the time for comparable transactions with non-affiliated parties; and (ii) not involve more than the normal risk of repayment or present other unfavorable features. There is, however, an exception for loans made to employees who are Affiliates that are made pursuant to a benefit or compensation package that is widely available to all Bank employees and does not give a preference to Affiliates. There is also an aggregate limit of $25,000, or 5% of the amount of the Bank’s unimpaired capital and unimpaired surplus on all loans to an individual Affiliate, unless the amount has been approved by the Board of Directors and the Affiliate has abstained from participating in the voting.

There is a further exception regarding loans to executive officers of the Bank. Executive officers are those people who participate, or who have authority to participate, in major policy making functions of the Bank, regardless of their title. The Bank may lend any otherwise permissible sum of money to an executive officer for: (i) financing the education of the officer’s children; (ii) a Board of Director’s approved first mortgage on the officer’s residence; or (iii) a loan secured by certain low-risk collateral. The Bank may also lend up to the higher of $25,000 or 2.5% of the Bank’s unimpaired capital and unimpaired surplus (but never more than $100,000) to an executive officer for any other purpose.

As of December 31, 2005, the Bank had an aggregate total of $7,194,000 outstanding in loans and other extensions of credit to Affiliates. All of the outstanding loans to directors and executive officers are performing pursuant to their terms. As of December 31, 2005, the Bank had the following outstanding loans to AFSI’s and the Bank’s directors and executive officers:

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

The Bank may continue to make such loses to insider, depending on the borrower’s credit worthiness, loses denied from other borrowers, the Bank’s capital position and its legal lending limit.

Item 13. Exhibits

Exhibits marked with an (a) were filed with the Form 10-KSB filed with the Securities and Exchange Commission (“SEC”) on March 15, 2006. Exhibits marked with a (b) were filed with the Form 10-KSB/A filed with the SEC on May 5, 2006.

(a)	3.1	Articles of Incorporation

(a)	3.2	Bylaws

(a)	4.1	Specimen Common Stock Certificate

(a)	4.2	Warrant Plan and Specimen Warrant Plan

(a)	10.1	Employment Agreement with Jon M. Kurtz

(a)	10.2	Lease for Main Office

(b)	13.1	Financial Statements

(a)	14.1	Code of Ethics

(a)	21.1	Schedule of Subsidiaries

	23.1	Consent of Hacker, Johnson & Smith PA

	31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

	31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

	32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be duly signed on its behalf by the undersigned, thereunto duly authorized, in the City of Ocala, State of Florida, on the 26th day of May, 2006.

ALARION FINANCIAL SERVICES, INC.

/s/ Jon M. Kurtz
Jon M. Kurtz
Chairman and Chief Executive Officer

/s/ Jankie Dhanpat
Jankie Dhanpat
Chief Financial Officer
(Principal Financial officer and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on May 26, 2006.

Signature

/s/ Jon M. Kurtz
Jon M. Kurtz
Chief Executive Officer and President

/s/ Loralee W. Miller	Chairperson of the Board
Loralee W. Miller

Director and Vice Chairman of the Board
Michael P. Hill

/s/ Spencer Barrett	Director
Spencer Barrett

/s/ Carol R. Bosshardt	Director
Carol R. Bosshardt

Director
David G. Cope

Director
Gloria W. Fletcher

Director
Kenneth B. Kirkpatrick

Director
Ignacio L. Leon

/s/ Job E. White	Director
Job E. White

/s/ Tommy W. Williams, Jr.	Director
Tommy W. Williams, Jr.

/s/ Jon M. Kurtz	Chief Executive Officer, President and Director
Jon M. Kurtz

Alarion Financial Services, Inc.

Form 10-KSB

For Fiscal Year Ending December 31, 2005

EXHIBIT INDEX

Exhibits marked with an (a) were filed with the Form 10-KSB filed with the Securities and Exchange Commission (“SEC”) on March 15, 2006. Exhibits marked with a (b) were filed with the Form 10-KSB/A filed with the SEC on May 5, 2006.

Exhibit No.		Exhibit
(a)	3.1	Articles of Incorporation

(a)	3.2	Bylaws

(a)	4.1	Specimen Common Stock Certificate

(a)	4.2	Warrant Plan and Specimen Warrant Certificate

(a)	10.1	Employment Agreement with Jon M. Kurtz

(a)	10.2	Lease for Main Office

(b)	13.1	Financial Statements

(a)	14.1	Code of Ethics

(a)	21.1	Schedule of Subsidiaries

	23.1	Consent of Hacker, Johnson & Smith PA

	31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

	31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

	32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002