Form 10KSB/A
period 2005-12-31
Alarion Financial Services Inc
filed 2006-07-17
CIK 1353174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

AMENDMENT NO. 3

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

As of July 12, 2006, there were issued and outstanding 1,534,350 shares of the issuer’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders held on May 5, 2006 filed with the Securities and Exchange Commission pursuant to Regulation 14A on March 22, 2006 are incorporated into Part III, Items 9 through 12 and 14 of this Annual Report on Form 10-KSB/A.

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

We attempt to mitigate these risks through our underwriting process and the requirement that loans be secured by collateral. With regard to commercial loans, we require that borrowers provide current financial information. Such documentation should include a complete itemized balance sheet with supporting schedules for listed asset values; fiscal year-end operating statements; and income tax returns. Businesses are also typically required to provide us with copies of annual reports if prepared by outside accounting firms. Loans and renewals to businesses are not considered until the required financial documents are compiled and thoroughly reviewed by our lending staff.

Loans to commercial establishments are typically secured by inventory, equipment, supplies, accounts receivable and any other asset of value that relates to the business’ operations. Lines of credit and loans secured by accounts receivable and/or inventory are monitored periodically by our staff. Loans secured by “all business assets,” or a “blanket lien” are typically made only be high quality borrowers, due to the non-specific nature of the collateral. Valuation of business collateral must be supported by a valuation, purchase order, or third party physical inspection. Should we not be able to obtain any of these items, the loan is then considered unsecured. Personal guaranties of the principals of business borrowers are required instances where we deem it necessary or appropriate depending on the business’ assets or other financial indicators.

All loans to businesses must have a clearly stated and reasonable payment plan that allows for timely retirement of debt. Revolving lines of credit are occasionally granted to creditworthy businesses for the purpose of carrying current assets, such as inventory or accounts receivable, and are structured to coincide with the seasonal or natural business cycle of the borrower. We do not provide such lines to be used as a substitute for permanent equity capital of a borrower. All lines are reviewed not less than annually and must be paid in full and out of use at least annually for a period determined at the time of approval or renewal.

Loans secured by real estate primarily fall into three categories: (i) commercial, (ii) construction and (iii) residential. These real estate loans are secured by liens on commercial or residential real property or made for the purpose of financing the construction of a building or other improvements to real estate, regardless of whether any lien position has been perfected on the property. All real estate financing products are provided on a nondiscriminatory basis throughout our lending area.

Our underwriting take into consideration the amount financed, term, amortization, and pricing, as well as all relevant borrower credit factors. Basic credit factors include the borrower’s overall creditworthiness, debt service capacity and secondary sources of repayment. Underwriting standards relevant to real estate financing also address market valuation of the mortgaged property, the level of the borrower’s equity or proposed ownership capital investment, projected income producing property revenue and overall property marketability. In almost all instances, we require a first or second lien on the real estate which secures the loan. In cases where we have accepted a second, or more junior, lien we require an estoppel letter from the senior lien holders. We also typically require a title insurance policy insuring our interest in the real estate collateral. We require independent appraisals on all assets valued at over $250,000 and occasionally accept tax roll valuations when the loan-to-value ratio is less than 70%.

We typically make consumer loans to purchase automobiles, boats, recreational equipment and mobile homes. Prior to making such loans, we require the borrower to complete an application and we confirm the information contained therein prior to committing funds. We grant or deny consumer loan requests based on the customer’s ability to meet scheduled payments and the quality of offered collateral. We value collateral based on standard guidelines (i.e., National Automobile Dealer Association listings for used cars). All consumer loans must have a clearly stated and reasonable payment plan that allows for timely retirement of debt.

On occasion, we also make unsecured loans. We underwrite each unsecured loan based on the borrower’s and any guarantors’ cash flow and past credit history. In addition, we limit the terms of such unsecured extensions of credit to one year for commercial loans and three years for consumer loans. With respect to sources of repayment, we require identification of primary and secondary sources to help ensure retirement of debts as scheduled. Furthermore, we obtain borrower’s financial data and income tax returns to document favorable net-worth-to-debt ratios and sufficient liquidity to repay the debts in a timely fashion. Finally, we have a policy of not renewing unsecured credit extensions more than two times.

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

The following table sets forth information on the Bank’s offices as of July 1, 2006.

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

The Gainesville branch office is located in a newly constructed building consisting of approximately 6,000 square feet, of which space unused for branch operations will be utilized for loan operations staff.

The 34th Street branch is currently operated out of a rented modular facility while the Bank constructs its permanent facility. The property cost $1,150,000, with construction expected to cost $700,000 and to be completed in 2007 or 2008.

Land has been acquired by the Bank for a future branch office in Ocala. The Bank anticipates opening the 17th Street Branch Office in the third quarter of 2006. The 17th Street property cost $1,040,000 for the land and it is anticipated that it will cost $700,000 for construction. The Bank intends to initially this branch in a modular facility placed on the property, until the permanent facility has been completed in 2007 or 2008.

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

As of December 31, 2005, the Bank had an aggregate total of $5,254,000 outstanding in loans and other extensions of credit to Affiliates. At December 31, 2005, the Bank had unsecured loans (primarily lines of credit) outstanding with aggregate outstanding balances of $1,809,000, of which $977,063 were to insiders. All such loans (both those to insiders and those to unaffiliated borrowers) were underwritten to the same policy standards and are due on demand. No insider received any preferential treatment with regard to interest rates, maturity, payment schedule or other features of the loans. All of the outstanding loans to directors and executive officers are performing pursuant to their terms. As of December 31, 2005, the Bank had the following outstanding loans to AFSI’s and the Bank’s directors and executive officers:

Name	Maturity Date of Loan	Largest Amount Outstanding in 2005		Amount Outstanding At December 31, 2005	Loan Type	Interest Rate	Loan to Value
Barret, Spencer Director	Demand	$100,000.00		$93,153.05	CD Secured LOC	7.250%	93%
Bosshardt, Carol Director	Demand	$997,625.00	(1)	$969,925.00	Unsecured LOC	7.250%	N/A
Bosshardt, Carol Director	Demand	$1,250.00		$—	Unsecured LOC	7.250%	N/A
Bosshardt, Carol Director	6/20/2006	$—		$—	Unsecured	6.250%	N/A
Cope, David Director	Demand	$997,443.50		$997,443.50	Residential Lots	7.250%	66%
Czuryla, Walter Bank EVP	Demand	$4,409.83		$4,407.08	Unsecured ODP	7.250%	N/A
Fletcher, Gloria Director	4/7/2015	$249,000.00		$249,000.00	Comm Office Bldg	5.850%	34%
Fletcher, Gloria Director	7/13/2015	$716,016.36		$716,016.36	Commercial R/E	6.290%	70%
Hill, Michael Director	Demand	$2,119.29		$3.04	Unsecured ODP	7.250%	N/A
Kirkpatrick, Kenneth Director	9/6/2016	$1,499,096.44		$1,499,096.44	Commercial R/E	6.385%	68%
Kirkpatrick, Kenneth Director	7/19/2009	$15,950.00		$14,460.98	Vehicle	6.150%	NM
Kurtz, Jon President and CEO	Demand	$17.50		$—	Unsecured ODP	7.250%	N/A
Page, Robert Bank EVP	Demand	$2,728.23		$2,728.23	Unsecured ODP	7.250%	N/A
White, Job E. Director	10/21/2020	$357,857.81		$357,857.81	HELOC	7.250%	84%
White, Job E. Director	Demand	$997,625.00	(1)	$969,925.00	Unsecured LOC	7.250%	N/A
White, Job E. Director	9/30/2007	$350,000.00		$350,000.00	Commercial R/E	7.250%	50%
White, Job E. Director	6/20/2006	$—		$—	Unsecured	6.250%	N/A
Williams, Tommy Director	Demand	$997,625.00	(1)	$969,925.00	Unsecured LOC	7.250%	N/A
Williams, Tommy Director	6/20/2006	$—		$—	Unsecured	6.250%	N/A

(1)	These three line items represent one line of credit to an entity jointly controlled by the three listed directors. The directors have indicated that they intend to reduce this balance with the proceeds of an asset sale in the fourth quarter of 2006.

The Bank may continue to make such loans to insiders, depending on the borrower’s credit worthiness, loan demand from other borrowers, the Bank’s capital position and its legal lending limit.

Item 13. Exhibits

Exhibits marked with an (a) were filed with the Form 10-KSB filed with the Securities and Exchange Commission (“SEC”) on March 15, 2006. Exhibits marked with a (b) were filed with the Form 10-KSB/A filed with the SEC on May 5, 2006.

(a)	3.1	Articles of Incorporation

(a)	3.2	Bylaws

(a)	4.1	Specimen Common Stock Certificate

(a)	4.2	Warrant Plan and Specimen Warrant Plan

	4.3	2005 Stock Plan

(a)	10.1	Employment Agreement with Jon M. Kurtz

(a)	10.2	Lease for Main Office

(b)	13.1	Financial Statements

(a)	14.1	Code of Ethics

(a)	21.1	Schedule of Subsidiaries

	23.1	Consent of Hacker, Johnson & Smith PA

	31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

	31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

	32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be duly signed on its behalf by the undersigned, thereunto duly authorized, in the City of Ocala, State of Florida, on the 12th day of July, 2006.

ALARION FINANCIAL SERVICES, INC.

/s/ Jon M. Kurtz
Jon M. Kurtz
Chairman and Chief Executive Officer

/s/ Jankie Dhanpat
Jankie Dhanpat
Chief Financial Officer
(Principal Financial officer and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on July 12, 2006.

Signature

/s/ Jon M. Kurtz
Jon M. Kurtz
Chief Executive Officer and President

/s/ Jon M. Kurtz	Chief Executive Officer, President and Director
Jon M. Kurtz

/s/ Loralee W. Miller	Chairperson of the Board
Loralee W. Miller

/s/ Michael P. Hill	Director and Vice Chairman of the Board
Michael P. Hill

/s/ Spencer Barrett	Director
Spencer Barrett

Director
Carol R. Bosshardt

Director
David G. Cope

/s/ Gloria W. Fletcher	Director
Gloria W. Fletcher

/s/ Kenneth B. Kirkpatrick	Director
Kenneth B. Kirkpatrick

/s/ Ignacio L. Leon	Director
Ignacio L. Leon

/s/ Job E. White	Director
Job E. White

/s/ Tommy W. Williams, Jr.	Director
Tommy W. Williams, Jr.

Alarion Financial Services, Inc.

Form 10-KSB

For Fiscal Year Ending December 31, 2005

EXHIBIT INDEX

Exhibits marked with an (a) were filed with the Form 10-KSB filed with the Securities and Exchange Commission (“SEC”) on March 15, 2006. Exhibits marked with a (b) were filed with the Form 10-KSB/A filed with the SEC on May 5, 2006.

Exhibit No.		Exhibit
(a)	3.1	Articles of Incorporation

(a)	3.2	Bylaws

(a)	4.1	Specimen Common Stock Certificate

(a)	4.2	Warrant Plan and Specimen Warrant Certificate

	4.3	2005 Stock Plan

(a)	10.1	Employment Agreement with Jon M. Kurtz

(a)	10.2	Lease for Main Office

(b)	13.1	Financial Statements

(a)	14.1	Code of Ethics

(a)	21.1	Schedule of Subsidiaries

	23.1	Consent of Hacker, Johnson & Smith PA

	31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

	31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

	32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002