Form 10QSB
period 2006-06-30
Alarion Financial Services Inc
filed 2006-08-01
CIK 1353174

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common stock, par value $.01 per share	1,535,725 shares outstanding at July 26, 2006

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

($ in thousands, except per share amounts)

	At June 30, 2006	At December 31, 2005
	(unaudited)
Assets
Cash and due from banks	$1,853	2,408
Interest-earning deposits and federal funds sold	14,244	8,492

Cash and cash equivalents	16,097	10,900

Time deposits	1,000	—
Securities held to maturity	14,069	10,308
Loans, net of allowance for loan losses of $922 and $564	72,858	44,529
Loans held for sale	2,900	321
Accrued interest receivable	408	208
Premises and equipment, net	6,209	4,923
Federal Home Loan Bank stock	370	35
Deferred income taxes	895	778
Other assets	99	225

Total assets	$114,905	72,227

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing demand deposits	13,774	9,335
NOW, money-market and savings deposits	25,337	20,427
Time deposits < $100,000	25,368	13,119
Time deposits > = $100,000	25,614	14,205

Total deposits	90,093	57,086

Advances from Federal Home Loan Bank	5,000	—
Other borrowings	5,096	703
Accrued interest payable	241	149
Accrued expenses and other liabilities	703	498

Total liabilities	101,133	58,436

Stockholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value; 4,000,000 shares authorized, 1,533,350 and 1,514,200 shares issued and outstanding	15	15
Additional paid-in capital	15,265	15,073
Accumulated deficit	(1,508)	(1,297)

Total stockholders’ equity	13,772	13,791

Total liabilities and stockholders’ equity	$114,905	72,227

See accompanying Notes to Condensed Consolidated Financial Statements.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDARY

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Interest income:
Loans	$1,201	86	2,083	87
Securities	192	8	326	8
Other	156	139	309	254

Total interest income	1,549	233	2,718	349

Interest expense:
Deposits	743	92	1,296	100
Borrowings	68	—	93	—

Total interest expense	811	92	1,389	100

Net interest income	738	141	1,329	249

Provision for loan losses	232	118	358	133

Net interest income after provision for loan losses	506	23	971	116

Noninterest income:
Deposit account fees	27	1	42	1
Net gain on sales of loans held for sale	124	22	193	22
Other	125	12	158	12

Total noninterest income	276	35	393	35

Noninterest expense:
Salaries and employee benefits	476	205	875	532
Occupancy and equipment	120	102	229	146
Data processing	53	43	101	51
Professional services	59	7	96	38
Advertising and promotion	40	17	74	18
Office supplies and printing	40	32	75	50
Other	141	103	242	160

Total noninterest expense	929	509	1,692	995

Loss before income tax benefit	(147)	(451)	(328)	(844)

Income tax benefit	(50)	(125)	(117)	(375)

Net loss	$(97)	(326)	(211)	(469)

Loss per share – basic and diluted	$(0.06)	(0.22)	(0.14)	(0.31)

Dividends per share	$—	—	—	—

See accompanying Notes to Condensed Consolidated Financial Statements.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

Six Months Ended June 30, 2006 and 2005

($ in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount
Balance at December 31, 2004	—	$—	—	(288)	(288)
Comprehensive income (loss)-Net loss (unaudited)	—	—	—	(469)	(469)
Common stock offering, net of offering costs of $54 (unaudited)	1,500,000	15	14,931	—	14,946
Warrants exercised (unaudited)	1,700	—	17	—	17

Balance at June 30, 2005 (unaudited)	1,501,700	$15	14,948	(757)	14,206

Balance at December 31, 2005	1,514,200	$15	15,073	(1,297)	13,791
Comprehensive income (loss)-Net loss (unaudited)	—	—	—	(211)	(211)
Warrants exercised (unaudited)	19,150	—	192	—	192

Balance at June 30, 2006 (unaudited)	1,533,350	$15	15,265	(1,508)	13,772

See accompanying Notes to Condensed Consolidated Financial Statements.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(211)	(469)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Provision for loan losses	358	133
Depreciation and amortization	122	60
Deferred income tax benefit	(117)	(375)
Net amortization on premiums and discounts on securities	(34)	(8)
Net amortization of deferred loan fees and costs	110	12
Net gain on sales of loans held for sale	(193)	(22)
Loans originated for sale	(15,858)	(1,613)
Proceeds from sales of loans held for sale	13,472	1,305
Net increase in accrued interest payable	92	44
Net increase in accrued interest receivable	(200)	(110)
Net decrease (increase) in other assets	126	(64)
Net increase in accrued expenses and other liabilities	205	2,289

Net cash (used in) provided by operating activities	(2,128)	1,182

Cash flows from investing activities:
Proceeds from principal repayments and maturities on securities held to maturity	2,241	—
Purchase of securities held to maturity	(5,968)	(2,957)
Purchase of time deposits	(1,000)	—
Loan disbursements	(77,081)	(32,111)
Principal repayments on loans	48,284	14,832
Purchase of premises and equipment	(1,408)	(1,735)
Purchase of Federal Home Loan Bank stock	(335)	(35)

Net cash used in investing activities	(35,267)	(22,006)

Cash flows from financing activities:
Net increase in deposits	33,007	25,613
Net increase in advances from Federal Home Loan Bank	5,000	—
Net increase (decrease) in other borrowings	4,393	(1,562)
Net proceeds from common stock offering	—	14,946
Warrants exercised	192	17

Net cash provided by financing activities	42,592	39,014

Net increase in cash and cash equivalents	5,197	18,190

Cash and cash equivalents at beginning of period	10,900	1

Cash and cash equivalents at end of period	$16,097	18,191

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,297	57

Income taxes	$—	—

See accompanying Notes to Condensed Consolidated Financial Statements.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation. In the opinion of the management of Alarion Financial Services, Inc. (the “Holding Company”), the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position at June 30, 2006 and the results of operations for the three- and six-month periods ended June 30, 2006 and 2005 and cash flows for the six-month periods ended June 30, 2006 and 2005. The results of operations for the three- and six-month periods ended June 30, 2006, are not necessarily indicative of results that may be expected for the year ending December 31, 2006.

The Holding Company owns 100% of the common stock of Alarion Bank (the “Bank”) (together the “Company”). The Holding Company’s primary activity is the operation of the Bank. The Bank is a state (Florida)-chartered commercial bank. The Bank began its organizational phase in February 2004. The Bank commenced operations on February 28, 2005. The Holding Company was incorporated on August 16, 2005, and completed its share exchange (to become the parent company of the Bank) on November 16, 2005 and due to the accounting for the share exchange as a combination of entities under common control, the results of the Company include the Bank’s activities for the three- and six-month periods ended June 30, 2005. The Bank offers a variety of banking and financial services to individual and corporate customers through its three banking offices located in Ocala and Gainesville, Florida. The deposit accounts of the Bank are insured up to the applicable limits by the Federal Deposit Insurance Corporation.

2.	Loans. The components of loans are summarized as follows (in thousands):

	At June 30, 2006	At December 31, 2005
Commercial real estate	$38,739	26,626
Residential real estate and home equity	13,547	5,784
Construction	12,578	7,079
Commercial loans	7,822	4,979
Consumer	855	456

Total loans	73,541	44,924

Add/Deduct: Allowance for loan losses	(922)	(564)
Deferred loan costs, net	239	169

Loans, net	$72,858	44,529

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3.	Loan Impairment and Loan Losses. An analysis of the change in the allowance for loan losses follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Balance at January 1	$690	15	564	—
Provision for loan losses	232	118	358	133

Balance at June 30	$922	133	922	133

There were no impaired loans at June 30, 2006, or December 31, 2005, or during the six months ended June 30, 2006 or 2005. There were no loans on nonaccrual status or accruing loans past due ninety days or more at June 30, 2006 or December 31, 2005.

4.	Loss Per Share. Basic loss per share has been computed on the basis of the weighted-average number of shares of common stock outstanding during the periods, which was 1,530,877 shares and 1,501,700 shares during the three-month periods ended June 30, 2006 and 2005 and 1,525,179 shares and 1,501,686 shares during the six-month periods ended June 30, 2006 and 2005, respectively. All outstanding warrants and stock options are not dilutive due to the net losses of the Company.

5.	Stock Option Plans. The Company adopted a stock option plan for its employees and directors (the “Plan”). Fifteen percent of the total amount of shares outstanding, up to 450,000 shares, have been reserved under the Plan. Options granted to directors vested immediately and for employees, the options primarily vest over three years starting with the date of grant and ending on the third anniversary thereof. On December 15, 2005, options to acquire 123,750 shares at $10 per share were granted to directors of the Company. Also on December 15, 2005, 100,200 shares at $10 per share were granted to employees.

At June 30, 2006, there were 6,053 options available for future grants under the Plan. A summary of stock option transactions under the Plan for the six-month period ended June 30, 2006, follows ($ in thousands, except per share amounts):

	Number of Options	Range of Option Price	Weighted- Average Price	Aggregate Option Price
Outstanding at December 31, 2005 and June 30, 2006	223,950	$10.00	$10.00	$10.00

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.	Stock Option Plans, Continued. In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised), “Share-Based Payment” (“FAS 123R”). This Statement requires the Holding Company to measure the cost of employee services received in exchange for an award of equity instruments, which includes stock options, based on the grant-date fair value of the award for awards issued after December 31, 2005. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. There was no compensation expense recorded during 2006, because no new stock options were granted after December 31, 2005. Also, the stock options granted in 2005 that vested in the current period were not required to be expensed by the Company upon implementation of FAS 123R.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company’s independent registered public accounting firm, have made a limited review of the financial data as of June 30, 2006, and for the three- and six-month periods ended June 30, 2006 and 2005 presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board (United States).

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

Alarion Financial Services, Inc.

Ocala, Florida:

We have reviewed the accompanying condensed consolidated balance sheet of Alarion Financial Services, Inc. and Subsidiary (the “Company”) as of June 30, 2006, the related condensed consolidated statements of operations for the three- and six-month periods ended June 30, 2006 and 2005, and the related condensed consolidated statements of cash flows and changes in stockholders’ equity for the six-month periods ended June 30, 2006 and 2005. These interim condensed financial statements are the responsibility of the Company’s management.

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

July 27, 2006

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

Management’s Discussion and Analysis

General

Alarion Financial Services, Inc. (the “Holding Company”) owns 100% of the common stock of Alarion Bank (the “Bank”). The Holding Company’s primary activity is the operation of the Bank. The Bank is a state (Florida)-chartered commercial bank. The Bank began its organizational phase in February 2004. The Bank commenced operations on February 28, 2005. The Holding Company was incorporated on August 16, 2005, and completed its share exchange with the Bank (to become the parent company of the Bank) on November 16, 2005 and due to the accounting for the share exchange as a combination of entities under common control, the results of the Company include the Bank’s activities for the three- and six-month periods ended June 30, 2005. The Company offers a variety of banking and financial services to individual and corporate customers through its three banking offices located in Ocala and Gainesville, Florida.

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

Capital Resources, Commitments and Capital Requirements

The Bank’s principal sources of funds are those generated by the Bank, including net increases in deposits and borrowings, principal and interest payments on loans, and proceeds from maturities of investment securities.

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

The following table summarizes the Bank’s contractual obligations, including certain on-balance sheet and off-balance sheet obligations, at June 30, 2006 (in thousands):

Contractual Obligations	Total
Time deposit maturities	$50,982
Advances from Federal Home Loan Bank	5,000
Other borrowings	5,096
Commitments to extend credit	23,362
Unused lines of credit	27,928
Standby letters of credit	1,199

Total	$113,342

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

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

Regulatory Capital Requirements

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. If such minimum amounts and percentages are met, the Bank are considered “adequately capitalized”. If the actual amounts exceed the requirements of “adequately capitalized”, and meet even more stringent minimum standards, they are considered “well capitalized”. Management believes as of June 30, 2006, the Bank meets the capital requirements for a “well capitalized” financial institution.

The table below shows the total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios of the Bank at June 30, 2006 and December 31, 2005, and the minimum required amounts and percentages ($ in thousands).

	Actual			For Capital Adequacy Purposes			For Well Capitalized Purposes
	Amount	Percent		Amount	Percent		Amount	Percent
As of June 30, 2006:
Total capital (to Risk- Weighted Assets)	$13,702	15.18%		$7,222	8.00%		$9,027	10.00%
Tier I Capital (to Risk- Weighted Assets)	12,780	14.16		3,611	4.00		5,416	6.00
Tier I Capital (to Average Assets)	12,780	12.29	*	4,159	4.00	*	5,198	5.00	*

As of December 31, 2005:
Total capital (to Risk- Weighted Assets)	14,357	24.76		4,640	8.00		5,800	10.00
Tier I Capital (to Risk- Weighted Assets)	13,793	23.78		2,320	4.00		3,480	6.00
Tier I Capital (to Average Assets)	13,793	21.00	*	2,627	4.00	*	3,284	5.00	*

*	The Bank is required to maintain an 8.00% Tier I capital ratio throughout the first of three years of operations.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

Results of Operations

The following table shows selected ratios for the periods ended or at the dates indicated:

	Six Months Ended June 30, 2006	Year Ended December 31, 2005	Six Months Ended June 30, 2005
Average equity as a percentage of average assets	14.44%	34.25%	62.79%
Total equity to total assets at end of period	11.99%	19.09%	33.39%
Return on average assets (1)	(.44)%	(2.64)%	(4.09)%
Return on average equity (1)	(3.06)%	(7.70)%	(6.51)%
Noninterest expense to average assets (1)	3.55%	6.44%	8.67%
Nonperforming loans to total loans at end of period (2)	N/A	N/A	N/A

(1)	Annualized for the six months ended June 30, 2006 and 2005.
(2)	Nonperforming loans consist of nonaccrual loans and accruing loans contractually past due ninety days or more.

The following table shows selected yields and rates during the periods indicated:

	Six Months Ended June 30, 2006	Year Ended December 31, 2005	Six Months Ended June 30, 2005
Loans	7.37%	6.59%	7.28%
Securities	4.79%	3.84%	3.83%
Other interest-earning assets	4.58%	3.44%	4.74%
All interest-earning assets	6.50%	5.05%	5.11%
Interest-bearing deposits	3.96%	2.69%	3.83%
Borrowings	4.34%	3.89%	—%
All interest-bearing liabilities	3.99%	2.69%	3.83%
Interest-rate spread	2.51%	2.36%	1.28%

Changes in Financial Condition

Total assets increased $42.7 million or 59%, from $72.2 million at December 31, 2005 to $114.9 million at June 30, 2006, primarily as a result of a $28.3 million increase in net loans, a $5.2 million increase in cash and cash equivalents and a $3.8 million increase in securities held to maturity. Deposits increased $32.8 million from $57.1 million at December 31, 2005 to $89.9 million at June 30, 2006, advances from Federal Home Loan Bank increased $5 million and other borrowed funds increased $4.6 million.

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

	Three Months Ended June 30,
	2006			2005
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	($ in thousands)
Interest-earning assets:
Loans	$64,329	1,201	7.49%	$5,923	86	5.82%
Securities	15,784	192	4.88	1,049	8	3.06
Other (1)	13,082	156	4.78	18,286	139	3.05

Total interest-earning assets	93,195	1,549	6.67	25,258	233	3.70

Noninterest-earning assets	11,611			4,551

Total assets	$104,806			$29,809

Interest-bearing liabilities:
Deposits	72,744	743	4.09	11,865	92	3.11
Other borrowings	6,059	68	4.50	—	—

Total interest-bearing liabilities	78,803	811	4.12	11,865	92	3.11

Noninterest-bearing deposits	11,220			3,376
Noninterest-bearing liabilities	1,003			367
Stockholders’ equity	13,780			14,201

Total liabilities and stockholders’ equity	$104,806			$29,809

Net interest income		$738			$141

Interest-rate spread			2.55%			0.59%

Net interest margin (2)			3.18%			2.24%

Ratio of interest-earning assets to interest-bearing liabilities	1.18			2.13

(1)	Includes interest-earning deposits, federal funds sold, time deposits and Federal Home Loan Bank stock.
(2)	Net interest margin is annualized net interest income divided by average interest-earning assets.

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

	Six Months Ended June 30,
	2006			2005
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	($ in thousands)
Interest-earning assets:
Loans	$56,972	2,083	7.37%	$3,006	87	7.28%
Securities	13,727	326	4.79	525	8	3.83
Other (1)	13,595	309	4.58	16,039	254	4.74

Total interest-earning assets	84,294	2,718	6.50	19,570	349	5.11

Noninterest-earning assets	11,093			3,373

Total assets	$95,387			$22,943

Interest-bearing liabilities:
Deposits	65,958	1,296	3.96	6,567	100	3.83
Other borrowings	4,320	93	4.34	—	—

Total interest-bearing liabilities	70,278	1,389	3.99	6,567	100	3.83

Noninterest-bearing deposits	10,554			1,759
Noninterest-bearing liabilities	781			212
Stockholders’ equity	13,774			14,405

Total liabilities and stockholders’ equity	$95,387			$22,943

Net interest income		$1,329			$249

Interest-rate spread			2.51%			1.28%

Net interest margin (2)			3.18%			3.20%

Ratio of interest-earning assets to interest-bearing liabilities	1.20			2.98

(1)	Includes interest-earning deposits, federal funds sold, time deposits and Federal Home Loan Bank stock.
(2)	Net interest margin is annualized net interest income divided by average interest-earning assets.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

Comparison of the Three-Month Periods Ended June 30, 2006 and 2005

General Operating Results. Net loss for the three-month period ended June 30, 2006 was $97,000, or $.06 per basic and diluted share, compared to $326,000, or $.22 per basic share and diluted share, for the comparable period in 2005. The $229,000 decrease in net loss resulted primarily from an increase net interest income of $597,000 and an increase in noninterest income of $241,000, partially offset by a $114,000 increase in provision for loan losses and a $420,000 increase in noninterest expense. For the 2005 period, the Bank had only been in operations for four months.

Interest Income. Interest income increased $1.3 million to $2.7 million for the three-month period ended June 30, 2006, when compared to the three-month period ended June 30, 2005. The increase was due to an increase in the average yield earned on interest-earning assets from 3.70% for the three months ended June 30, 2005 to 6.67% for the three months ended June 30, 2006 and a $67.9 million increase in average interest-earning assets outstanding for the three months ended June 30, 2006 compared to the 2005 period.

Interest Expense. Interest expense increased $719,000 from $92,000 for the three-month period ended June 30, 2005 to $811,000 for the three-month period ended June 30, 2006. The increase was primarily due to an increase of $66.9 million in average interest-bearing liabilities outstanding and an increase in the average cost of interest-bearing liabilities from 3.11% for the three months ended June 30, 2005 to 4.12% for the comparable 2006 period. Average interest-bearing deposits increased from $11.9 million outstanding during the three months ended June 30, 2005 to $72.7 million outstanding during the comparable period for 2006.

Provision for Loan Losses. The provision for loan losses is charged to operations to increase the total loan loss allowance to a level deemed appropriate by management. The provision is based upon the volume and type of lending conducted by the Company, industry standards, general economic conditions, particularly as they relate to the Company’s market area, and other factors related to the collectibility of the Company’s loan portfolio. The Company recorded provisions for loan losses for the three-month periods ended June 30, 2006 and 2005 of 232,000 and $118,000, respectively. The increase in the provision was primarily due to the overall growth of the loan portfolio. Management believes that the allowance for loan losses, which was $922,000 or 1.25% of gross loans at June 30, 2006 is adequate.

Noninterest Income. Noninterest income increased $242,000 during the 2006 period. The increase was primarily due to $102,000 in net gain on sale of loans held for sale.

Noninterest Expense. Noninterest expense increased by $420,000 from $509,000 for the three-month period ended June 30, 2005 to $929,000 for the three-month period ended June 30, 2006. The increase was primarily due to increases of $271,000 in salaries and employee benefits, $52,000 in professional services and $38,000 in other noninterest expense, all related to the overall growth of the Company.

Income Taxes. The income tax benefit was $125,000 for the three-month period ended June 30, 2005 (an effective tax rate of 27.7%) and $50,000 (an effective tax rate of 34.0%) for the corresponding period in 2006. The 2005 period included the reversal of the valuation allowance recorded when the Bank commenced operations in February 2005. The valuation allowance at December 31, 2004 was $106,000.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

Comparison of the Six-Month Periods Ended June 30, 2006 and 2005

General Operating Results. Net loss for the six-month period ended June 30, 2006 was $211,000, or $.14 per basic and diluted share, compared to $469,000, or $.31 per basic share and diluted share, for the comparable period in 2005. The $258,000 decrease in net loss resulted primarily from an increase net interest income of $1.1 million and an increase in noninterest income of $358,000, partially offset by a $225,000 increase in provision for loan losses and a $697,000 increase in noninterest expense. For the 2005 period, the Bank had only been in operations for four months.

Interest Income. Interest income increased $2.4 million to $2.7 million for the six-month period ended June 30, 2006, when compared to the six-month period ended June 30, 2005. The increase was due to an increase in the average yield earned on interest-earning assets from 5.11% for the six months ended June 30, 2005 to 6.50% for the six months ended June 30, 2006 and a $64.7 million increase in average interest-earning assets outstanding for the six months ended June 30, 2006 compared to the 2005 period.

Interest Expense. Interest expense increased $1.3 million from $100,000 for the six-month period ended June 30, 2005 to $1.4 million for the six-month period ended June 30, 2006. The increase was primarily due to an increase of $63.7 million in average interest-bearing liabilities outstanding and an increase in the average cost of interest-bearing liabilities from 3.83% for the six months ended June 30, 2005 to 3.99% for the comparable 2006 period. Average interest-bearing deposits increased from $6.6 million outstanding during the six months ended June 30, 2005 to $66.0 million outstanding during the comparable period for 2006.

Provision for Loan Losses. The provision for loan losses is charged to operations to increase the total loan loss allowance to a level deemed appropriate by management. The provision is based upon the volume and type of lending conducted by the Company, industry standards, general economic conditions, particularly as they relate to the Company’s market area, and other factors related to the collectibility of the Company’s loan portfolio. The Company recorded provisions for loan losses for the six-month periods ended June 30, 2006 and 2005 of $358,000 and $133,000, respectively. The increase in the provision was primarily due to the overall growth of the loan portfolio. Management believes that the allowance for loan losses, which was $922,000 or 1.25% of gross loans at June 30, 2006 is adequate.

Noninterest Income. Noninterest income increased $358,000 during the 2006 period. The increase was primarily due to $171,000 in net gain on sale of loans held for sale.

Noninterest Expense. Noninterest expense increased by $697,000 from $995,000 for the six-month period ended June 30, 2005 to $1.7 million for the six-month period ended June 30, 2006. The increase was primarily due to increases of $343,000 in salaries and employee benefits, $83,000 in occupancy and equipment expense, $58,000 in professional services, $50,000 in data processing expense, and $82,000 in other noninterest expense, all related to the overall growth of the Company.

Income Taxes. The income tax benefit was $375,000 for the six-month period ended June 30, 2005 (an effective tax rate of 44.4%) and $117,000 (an effective tax rate of 35.7%) for the corresponding period in 2006. The 2005 period included the reversal of the valuation allowance recorded when the Bank commenced operations in February 2005. The valuation allowance at December 31, 2004 was $106,000.

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

Not applicable

Item 3. Defaults upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders (“Annual Meeting”) of Alarion Financial Services, Inc. was held in the Ballroom of Golden Ocala Golf & Equestrian Club, 8450 Northwest US Highway 27, Ocala, Florida 34482, on May 5, 2006, at 3:00 p.m. Eastern Time.

There were 1,523,350 outstanding shares entitled to be cast at the Annual Meeting, of which 761,676 represents a majority.

At the Annual Meeting 951,037 shares were present in person or by proxy. The following is a summary and tabulation of the matters that were voted upon at the Annual Meeting:

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

Item 4. Submission of Matters to a Vote of Security Holders, Continued

PROPOSAL I. Election of the following directors, each for a one-year term:

	For	Withheld
Spencer R. Barrett	950,037	1,000
Carol R. Bosshardt	949,712	1,825
David G. Cope	950,037	1,000
Gloria W. Fletcher	949,712	1,325
Michael P. Hill	950,037	1,000
Kenneth B. Kirkpatrick	946,037	5,000
Jon M. Kurtz	950,037	1,000
Ignacio L. Leon	950,037	1,000
Loralee W. Miller	949,537	1,500
Job E. White	950,037	1,000
Thomas W. Williams, Jr.	950,037	1,000

PROPOSAL II: Ratification of the appointment of Hacker, Johnson & Smith PA as Alarion Bank’s independent auditor for the fiscal year ending December 31, 2006:

For	Against	Abstain
933,537	0	17,500

PROPOSAL III. Adjournment of the Annual Meeting to solicit additional proxies in the event there are not sufficient votes to approve any one or more of the above Proposals:

For	Against	Abstain
915,037	7,500	28,500

Item 5. Other Information

Not applicable

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

Item 6. Exhibits

Exhibits marked with an (a) were filed in the Holding Company’s Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on March 15, 2006. The Exhibits marked with a (b) were filed in the Holding Company’s Form 8-K, filed with the Securities and Exchange Commission on April 28, 2006. Exhibit (c) was filed in the Annual Report on Form 10-KSB/A filed with the Commission on July 17, 2006.

Exhibit No.	Description of Exhibit
4.1 (a)	Specimen Common Stock Certificate

4.2 (a)	2004 Warrant Plan and Specimen Warrant Plan

4.3 (c)	2005 Stock Plan

10.1 (a)	Employment Agreement with Jon M. Kurtz

10.2 (a)	Lease for Main Office

19.1 (b)	Report to Shareholders

21.1 (a)	Schedule of Subsidiaries

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - President and Chief Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – President and Chief Executive Officer

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: July 31, 2006

Alarion Financial Services, Inc.

By:	/s/ Jon M. Kurtz
Name:	Jon M. Kurtz, President and
Chief Executive Officer

By:	/s/ Jankie Dhanpat
Name:	Jankie Dhanpat, Senior Vice President
and Chief Financial Officer