Form 10QSB
period 2006-09-30
Alarion Financial Services Inc
filed 2006-10-30
CIK 1353174

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common stock, par value $.01 per share	1,549,375 shares outstanding at October 24, 2006

Transitional Small Business Disclosure Format: Yes  ☐    No  ☒

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets

($ in thousands, except per share amounts)

	At September 30, 2006	At December 31, 2005
	(unaudited)
Assets
Cash and due from banks	$1,505	2,408
Interest-earning deposits and federal funds sold	13,987	8,492

Cash and cash equivalents	15,492	10,900
Time deposits	1,000	—
Securities held to maturity	14,976	10,308
Loans, net of allowance for loan losses of $1,127 and $564	92,903	44,529
Loans held for sale	1,480	321
Accrued interest receivable	544	208
Premises and equipment, net	6,339	4,923
Federal Home Loan Bank stock	505	35
Deferred income taxes	907	778
Other assets	115	225

Total assets	$134,261	72,227

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing demand deposits	12,969	9,335
NOW, money-market and savings deposits	30,280	20,427
Time deposits < $100,000	30,031	13,119
Time deposits > = $100,000	29,675	14,205

Total deposits	102,955	57,086
Advances from Federal Home Loan Bank	8,000	—
Other borrowings	5,196	703
Accrued interest payable	304	149
Accrued expenses and other liabilities	3,968	498

Total liabilities	120,423	58,436

Stockholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value; 4,000,000 shares authorized, 1,542,875 and 1,514,200 shares issued and outstanding	15	15
Additional paid-in capital	15,360	15,073
Accumulated deficit	(1,537)	(1,297)

Total stockholders’ equity	13,838	13,791

Total liabilities and stockholders’ equity	$134,261	72,227

See accompanying Notes to Condensed Consolidated Financial Statements.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDARY

Condensed Consolidated Statements of Operations (Unaudited)

($ in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Interest income:
Loans	$1,587	387	3,670	474
Securities	207	28	533	36
Other	150	155	459	409

Total interest income	1,944	570	4,662	919

Interest expense:
Deposits	918	238	2,214	338
Borrowings	131	—	224	—

Total interest expense	1,049	238	2,438	338

Net interest income	895	332	2,224	581
Provision for loan losses	205	259	563	392

Net interest income after provision for loan losses	690	73	1,661	189

Noninterest income:
Deposit account fees	41	3	84	4
Net gain on sales of loans held for sale	158	68	352	90
Loan brokerage fees	69	12	207	21
Other	23	—	42	11

Total noninterest income	291	83	685	126

Noninterest expense:
Salaries and employee benefits	562	351	1,438	883
Occupancy and equipment	140	115	369	261
Data processing	62	58	163	109
Professional services	60	88	156	111
Advertising and promotion	36	49	110	67
Office supplies and printing	28	17	103	67
Other	134	27	376	201

Total noninterest expense	1,022	705	2,715	1,699

Loss before income tax benefit	(41)	(549)	(369)	(1,384)
Income tax benefit	(12)	(224)	(129)	(599)

Net loss	$(29)	(325)	(240)	(785)

Loss per share – basic and diluted	$(0.02)	(0.22)	(0.16)	(0.52)

Weighted average shares outstanding	1,539,067	1,506,146	1,529,859	1,503,349

Dividends per share	$—	—	—	—

See accompanying Notes to Condensed Consolidated Financial Statements.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

Nine Months Ended September 30, 2006 and 2005

($ in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount
Balance at December 31, 2004	—	$—	—	(288)	(288)
Comprehensive income (loss)- Net loss (unaudited)	—	—	—	(785)	(785)
Common stock offering, net of offering costs of $54 (unaudited)	1,500,000	15	14,931	—	14,946
Warrants exercised (unaudited)	11,200	—	112	—	112

Balance at September 30, 2005 (unaudited)	1,511,200	$15	15,043	(1,073)	13,985

Balance at December 31, 2005	1,514,200	15	15,073	(1,297)	13,791
Comprehensive income (loss)- Net loss (unaudited)	—	—	—	(240)	(240)
Warrants exercised (unaudited)	28,675	—	287	—	287

Balance at September 30, 2006 (unaudited)	1,542,875	$15	15,360	(1,537)	13,838

See accompanying Notes to Condensed Consolidated Financial Statements.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(240)	(785)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for loan losses	563	392
Depreciation and amortization	191	118
Deferred income tax benefit	(129)	(599)
Net amortization on premiums and discounts on securities	(41)	(27)
Net amortization of deferred loan fees and costs	228	22
Net gain on sales of loans held for sale	(352)	(90)
Loans originated for sale	(24,201)	(6,295)
Proceeds from sales of loans held for sale	23,394	6,246
Increase in accrued interest payable	155	84
Increase in accrued interest receivable	(336)	(74)
Decrease (increase) in other assets	110	(122)
Increase in accrued expenses and other liabilities	3,470	36

Net cash provided by (used in) operating activities	2,812	(1,094)

Cash flows from investing activities:
Proceeds from principal repayments and maturities on securities held to maturity	5,341	—
Purchase of securities held to maturity	(9,968)	(3,957)
Purchase of time deposits	(1,000)	—
Loan disbursements	(113,599)	(55,962)
Principal repayments on loans	64,434	24,573
Purchases of premises and equipment, net	(1,607)	(2,493)
Purchase of Federal Home Loan Bank stock	(470)	(35)

Net cash used in investing activities	(56,869)	(37,874)

Cash flows from financing activities:
Net increase in deposits	45,869	47,559
Net increase (decrease) in other borrowings	4,493	(1,562)
Proceeds from Federal Home Loan Bank advances	8,000	—
Issuance of common stock	—	14,946
Warrants exercised	287	112

Net cash provided by financing activities	58,649	61,055

Net increase in cash and cash equivalents	4,592	22,087
Cash and cash equivalents at beginning of period	10,900	1

Cash and cash equivalents at end of period	$15,492	22,088

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,283	254

Income taxes	$—	—

See accompanying Notes to Condensed Consolidated Financial Statements.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation. In the opinion of the management of Alarion Financial Services, Inc. (the “Holding Company”), the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position at September 30, 2006 and the results of operations for the three- and nine-month periods ended September 30, 2006 and 2005 and cash flows for the nine-month periods ended September 30, 2006 and 2005. The results of operations for the three- and nine-month periods ended September 30, 2006, are not necessarily indicative of results that may be expected for the year ending December 31, 2006.

The Holding Company owns 100% of the common stock of Alarion Bank (the “Bank”) (together the “Company”). The Holding Company’s primary activity is the operation of the Bank. The Bank is a state (Florida)-chartered commercial bank. The Bank began its organizational phase in February 2004. The Bank commenced operations on February 28, 2005. The Holding Company was incorporated on August 16, 2005, and completed its share exchange (to become the parent company of the Bank) on November 16, 2005 and due to the accounting for the share exchange as a combination of entities under common control, the results of the Company include the Bank’s activities for the three- and nine-month periods ended September 30, 2005. The Bank offers a variety of banking and financial services to individual and corporate customers through its three banking offices located in Ocala and Gainesville, Florida. The deposit accounts of the Bank are insured up to the applicable limits by the Federal Deposit Insurance Corporation.

2.	Loans. The components of loans are summarized as follows (in thousands):

	At September 30, 2006	At December 31, 2005
Commercial real estate	$51,915	26,626
Residential real estate and home equity	15,195	5,784
Construction	14,707	7,079
Commercial	10,785	4,979
Consumer	1,171	456

Total loans	93,773	44,924
Add/Deduct: Allowance for loan losses	(1,127)	(564)
Deferred loan costs, net	257	169

Loans, net	$92,903	44,529

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3.	Loan Impairment and Loan Losses. An analysis of the change in the allowance for loan losses follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Balance at beginning of period	$922	133	564	—
Provision for loan losses	205	259	563	392

Balance at September 30	$1,127	392	1,127	392

There were no impaired loans at September 30, 2006, or December 31, 2005, or during the nine months ended September 30, 2006 or 2005. There were no loans on nonaccrual status or accruing loans past due ninety days or more at September 30, 2006 or December 31, 2005.

4.	Loss Per Share. Basic loss per share has been computed on the basis of the weighted-average number of shares of common stock outstanding during the periods, which was 1,539,067 shares and 1,506,146 shares during the three-month periods ended September 30, 2006 and 2005 and 1,529,859 shares and 1,503,349 shares during the nine-month periods ended September 30, 2006 and 2005, respectively. All outstanding warrants and stock options are not dilutive due to the net losses of the Company.

5.	Share Based Compensation. The Company adopted a stock option plan for its employees and directors (the “Plan”). Fifteen percent of the total amount of shares outstanding, up to 450,000 shares (currently 231,431 shares), have been reserved under the Plan. Stock options are granted at an exercise price equal to or greater than the fair market value of the common stock on the date of grant. Options granted to directors vest immediately and for employees, the options primarily vest over two years starting with the date of grant and ending on the second anniversary thereof. On December 15, 2005, options to acquire 123,750 shares at $10 per share were granted to directors of the Company. Also on December 15, 2005, 100,200 shares at $10 per share were granted to employees. At September 30, 2006, there were 7,481 options available for future grants under the Plan. A summary of stock option transactions under the Plan for the nine-month period ended September 30, 2006, follows ($ in thousands, except per share amounts):

	Number of Shares	Weighted- Average Per Share Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2005 and September 30, 2006	223,950	$10.00	9.2 years	$—

Options exercisable at September 30, 2006	177,984	$10.00	9.2 years	$—

The market value of the common stock at September 30, 2006 was $10 per share, therefore stock options have no intrinsic value at September 30, 2006.

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.	Share Based Compensation, Continued. In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised), “Share-Based Payment” (“FAS 123R”). This Statement requires the Company to measure the cost of employee services received in exchange for an award of equity instruments, which includes stock options, based on the grant-date fair value of the award for awards issued after December 31, 2005. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. There was no compensation expense recorded during 2006, because no new stock options were granted after December 31, 2005. Also, the fair value of stock options granted in 2005 that vested in the current period were computed using the minimum value based method and therefore is not required to be expensed by the Company upon implementation of FAS 123R.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company’s independent registered public accounting firm, have made a limited review of the financial data as of September 30, 2006, and for the three- and nine-month periods ended September 30, 2006 and 2005 presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board (United States).

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

Alarion Financial Services, Inc.

Ocala, Florida:

We have reviewed the accompanying condensed consolidated balance sheet of Alarion Financial Services, Inc. and Subsidiary (the “Company”) as of September 30, 2006, the related condensed consolidated statements of operations for the three- and nine-month periods ended September 30, 2006 and 2005, and the related condensed consolidated statements of cash flows and changes in stockholders’ equity for the nine-month periods ended September 30, 2006 and 2005. These interim condensed financial statements are the responsibility of the Company’s management.

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
October 27, 2006

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

Management’s Discussion and Analysis

General

Alarion Financial Services, Inc. (the “Holding Company”) owns 100% of the common stock of Alarion Bank (the “Bank”). The Holding Company’s primary activity is the operation of the Bank. The Bank is a state (Florida)-chartered commercial bank. The Bank began its organizational phase in February 2004. The Bank commenced operations on February 28, 2005. The Holding Company was incorporated on August 16, 2005, and completed its share exchange with the Bank (to become the parent company of the Bank) on November 16, 2005 and due to the accounting for the share exchange as a combination of entities under common control, the results of the Company include the Bank’s activities for the three- and nine-month periods ended September 30, 2005. The Company offers a variety of banking and financial services to individual and corporate customers through its three banking offices located in Ocala and Gainesville, Florida. We intend to open our fourth and fifth banking offices in Alachua and Ocala, Florida in the fourth quarter of 2006.

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

The following table summarizes the Bank’s contractual obligations, including certain on-balance sheet and off-balance sheet obligations, at September 30, 2006 (in thousands):

Total
Contractual Obligations
Time deposit maturities	$59,706
Advances from Federal Home Loan Bank	8,000
Other borrowings	5,196
Commitments to extend credit	16,894
Unused lines of credit	28,338
Standby letters of credit	907

Total	$119,041

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. If such minimum amounts and percentages are met, the Bank are considered “adequately capitalized”. If the actual amounts exceed the requirements of “adequately capitalized”, and meet even more stringent minimum standards, they are considered “well capitalized”. Management believes as of September 30, 2006, the Bank meets the capital requirements for a “well capitalized” financial institution.

The table below shows the total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios of the Bank at September 30, 2006 and December 31, 2005, and the minimum required amounts and percentages ($ in thousands).

	Actual			For Capital Adequacy Purposes			For Well Capitalized Purposes
	Amount	Percent		Amount	Percent		Amount	Percent
As of September 30, 2006:
Total capital (to Risk- Weighted Assets)	$13,880	12.52%		$8,872	8.00%		$11,090	10.00%
Tier I Capital (to Risk- Weighted Assets)	12,753	11.50		4,436	4.00		6,654	6.00
Tier I Capital (to Average Assets)	12,753	10.51	*	4,856	4.00	*	6,070	5.00	*
As of December 31, 2005:
Total capital (to Risk- Weighted Assets)	14,357	24.76		4,640	8.00		5,800	10.00
Tier I Capital (to Risk- Weighted Assets)	13,793	23.78		2,320	4.00		3,480	6.00
Tier I Capital (to Average Assets)	13,793	21.00	*	2,627	4.00	*	3,284	5.00	*

*	The Bank is required to maintain an 8.00% Tier I capital ratio throughout the first three years of operations.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

Results of Operations

The following table shows selected ratios for the periods ended or at the dates indicated:

	Nine Months Ended September 30, 2006	Year Ended December 31, 2005	Nine Months Ended September 30, 2005
Average equity as a percentage of average assets	13.24%	34.25%	44.23%
Total equity to total assets at end of period	10.31%	19.09%	22.67%
Return on average assets (1)	(.31)%	(2.64)%	(3.24)%
Return on average equity (1)	(2.32)%	(7.70)%	(7.32)%
Noninterest expense to average assets (1)	3.48%	6.44%	7.01%
Nonperforming loans to total loans at end of period (2)	N/A	N/A	N/A

(1)	Annualized for the nine months ended September 30, 2006 and 2005.

(2)	Nonperforming loans consist of nonaccrual loans and accruing loans contractually past due ninety days or more.

The following table shows selected yields and rates during the periods indicated:

	Nine Months Ended September 30, 2006	Year Ended December 31, 2005	Nine Months Ended September 30, 2005
Loans	7.41%	6.59%	6.90%
Securities	4.88%	3.84%	3.54%
Other interest-earning assets	4.71%	3.44%	4.16%
All interest-earning assets	6.64%	5.05%	5.09%
Interest-bearing deposits	4.15%	2.69%	3.44%
Borrowings	4.43%	3.89%	—%
All interest-bearing liabilities	4.17%	2.69%	3.44%
Interest-rate spread	2.47%	2.36%	1.65%

Changes in Financial Condition

Total assets increased $62.1 million or 86%, from $72.2 million at December 31, 2005 to $134.3 million at September 30, 2006, primarily as a result of a $48.4 million increase in net loans, a $4.6 million increase in cash and cash equivalents and a $4.7 million increase in securities held to maturity. Deposits increased $45.9 million from $57.1 million at December 31, 2005 to $103.0 million at September 30, 2006, advances from Federal Home Loan Bank increased $8.0 million and other borrowed funds increased $4.5 million.

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

	Three Months Ended September 30,
	2006			2005
	Average Balance	Interest and Dividends	Average Yield / Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	($ in thousands)
Interest-earning assets:
Loans	$82,985	1,587	7.59%	$23,547	387	6.52%
Securities	16,304	207	5.04	3,327	28	3.34
Other (1)	11,885	150	5.01	18,287	155	3.36

Total interest-earning assets	111,174	1,944	6.94	45,161	570	5.01

Noninterest-earning assets	10,222			5,917

Total assets	$121,396			$51,078

Interest-bearing liabilities:
Deposits	82,054	918	4.44	29,142	238	3.24
FHLB advances and other borrowings	11,578	131	4.49	—	—	—

Total interest-bearing liabilities	93,632	1,049	4.44	29,142	238	3.24

Noninterest-bearing deposits	13,048			7,378
Noninterest-bearing liabilities	910			486
Stockholders’ equity	13,806			14,072

Total liabilities and stockholders’ equity	$121,396			$51,078

Net earning assets	$17,542			$16,019

Net interest income		$895			$332

Interest-rate spread			2.50%			1.77%

Net interest margin (2)			3.19%			2.92%

Ratio of interest-earning assets to interest-bearing liabilities	1.19			1.55

(1)	Includes interest-earning deposits, federal funds sold, time deposits and Federal Home Loan Bank stock.

(2)	Net interest margin is annualized net interest income divided by average interest-earning assets.

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

	Nine Months Ended September 30,
	2006			2005
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	($ in thousands)
Interest-earning assets:
Loans	$66,194	3,670	7.41%	$9,853	474	6.90%
Securities	14,595	533	4.88	1,459	36	3.54
Other (1)	13,019	459	4.71	16,788	409	4.16

Total interest-earning assets	93,808	4,662	6.64	28,100	919	5.09

Noninterest-earning assets	10,344			4,221

Total assets	$104,152			$32,321

Interest-bearing liabilities:
Deposits	71,382	2,214	4.15	14,092	338	3.44
FHLB advances and other borrowings	6,766	224	4.43	—	—	—

Total interest-bearing liabilities	78,148	2,438	4.17	14,092	338	3.44

Noninterest-bearing deposits	11,391			3,632
Noninterest-bearing liabilities	825			303
Stockholders’ equity	13,788			14,294

Total liabilities and stockholders’ equity	$104,152			$32,321

Net earning assets	$15,660			$14,008

Net interest income		$2,224			$581

Interest-rate spread			2.47%			1.65%

Net interest margin (2)			3.17%			2.97%

Ratio of interest-earning assets to interest-bearing liabilities	1.20			1.99

(1)	Includes interest-earning deposits, federal funds sold, time deposits and Federal Home Loan Bank stock.

(2)	Net interest margin is annualized net interest income divided by average interest-earning assets.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

Comparison of the Three-Month Periods Ended September 30, 2006 and 2005

General Operating Results. Net loss for the three-month period ended September 30, 2006 was $29,000, or $.02 per basic and diluted share, compared to $325,000, or $.22 per basic and diluted share, for the comparable period in 2005. The $296,000 decrease in net loss resulted primarily from an increase in net interest income of $563,000, an increase in noninterest income of $208,000 and a $54,000 decrease in the provision for loan losses, partially offset by a $317,000 increase in noninterest expense and a decrease in the income tax benefit of $212,000.

Interest Income. Interest income increased $1.4 million to $1.9 million for the three-month period ended September 30, 2006, when compared to the three-month period ended September 30, 2005. The increase was due to an increase in the average yield earned on interest-earning assets from 5.01% for the three months ended September 30, 2005 to 6.94% for the three months ended September 30, 2006 and a $66.0 million increase in average interest-earning assets outstanding for the three months ended September 30, 2006 compared to the 2005 period.

Interest Expense. Interest expense increased $811,000 from $238,000 for the three-month period ended September 30, 2005 to $1.0 million for the three-month period ended September 30, 2006. The increase was primarily due to an increase of $64.5 million in average interest-bearing liabilities outstanding and an increase in the average cost of interest-bearing liabilities from 3.24% for the three months ended September 30, 2005 to 4.44% for the comparable 2006 period.

Provision for Loan Losses. The provision for loan losses is charged to operations to increase the total loan loss allowance to a level deemed appropriate by management. The provision is based upon the volume and type of lending conducted by the Company, industry standards, general economic conditions, particularly as they relate to the Company’s market area, and other factors related to the collectibility of the Company’s loan portfolio. The Company recorded provisions for loan losses for the three-month periods ended September 30, 2006 and 2005 of $205,000 and $259,000, respectively. Management believes that the allowance for loan losses, which was $1.1 million or 1.20% of gross loans at September 30, 2006 is adequate.

Noninterest Income. Noninterest income increased $208,000 during the 2006 period. The increase was primarily due to an increase of $90,000 in net gain on sale of loans held for sale, a $57,000 increase in income from loan brokered fees and a $38,000 increase in deposit account fees.

Noninterest Expense. Noninterest expense increased by $317,000 from $705,000 for the three-month period ended September 30, 2005 to $1.0 million for the three-month period ended September 30, 2006. The increase was primarily due to increases of $211,000 in salaries and employee benefits and $107,000 in other noninterest expense, all related to the overall growth of the Company.

Income Taxes. The income tax benefit was $224,000 for the three-month period ended September 30, 2005 and $12,000 for the corresponding period in 2006.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

Comparison of the Nine-Month Periods Ended September 30, 2006 and 2005

General Operating Results. Net loss for the nine-month period ended September 30, 2006 was $240,000, or $.16 per basic and diluted share, compared to $785,000, or $.52 per basic and diluted share, for the comparable period in 2005. The $545,000 decrease in net loss resulted primarily from an increase net interest income of $1.6 million and an increase in noninterest income of $559,000, partially offset by a $171,000 increase in provision for loan losses, a $1.0 million increase in noninterest expense and a decrease in income tax benefit of $470,000. For the 2005 period, the Bank had only been in operations for seven months.

Interest Income. Interest income increased $3.7 million to $4.7 million for the nine-month period ended September 30, 2006, when compared to the nine-month period ended September 30, 2005. The increase was due to an increase in the average yield earned on interest-earning assets from 5.09% for the nine months ended September 30, 2005 to 6.64% for the nine months ended September 30, 2006 and a $65.7 million increase in average interest-earning assets outstanding for the nine months ended September 30, 2006 compared to the 2005 period.

Interest Expense. Interest expense increased $2.1 million from $338,000 for the nine-month period ended September 30, 2005 to $2.4 million for the nine-month period ended September 30, 2006. The increase was primarily due to an increase of $64.1 million in average interest-bearing liabilities outstanding and an increase in the average cost of interest-bearing liabilities from 3.44% for the nine months ended September 30, 2005 to 4.17% for the comparable 2006 period.

Provision for Loan Losses. The provision for loan losses is charged to operations to increase the total loan loss allowance to a level deemed appropriate by management. The provision is based upon the volume and type of lending conducted by the Company, industry standards, general economic conditions, particularly as they relate to the Company’s market area, and other factors related to the collectibility of the Company’s loan portfolio. The Company recorded provisions for loan losses for the nine-month periods ended September 30, 2006 and 2005 of $563,000 and $392,000, respectively. The increase in the provision was primarily due to the overall growth of the loan portfolio. Management believes that the allowance for loan losses, which was $1.1 million or 1.20% of gross loans at September 30, 2006 is adequate.

Noninterest Income. Noninterest income increased $559,000 during the 2006 period. The increase was primarily due to an increase of $262,000 in net gain on sale of loans held for sale, a $186,000 increase in income from loan brokered fees and an increase of $80,000 in deposit account fees.

Noninterest Expense. Noninterest expense increased by $1.0 million from $1.7 million for the nine-month period ended September 30, 2005 to $2.7 million for the nine-month period ended September 30, 2006. The increase was primarily due to increases of $555,000 in salaries and employee benefits, $108,000 in occupancy and equipment expense, $45,000 in professional services, $54,000 in data processing expense, and $175,000 in other noninterest expense, all related to the overall growth of the Company.

Income Taxes. The income tax benefit was $599,000 for the nine-month period ended September 30, 2005 (an effective tax rate of 43.3%) and $129,000 (an effective tax rate of 35.0%) for the corresponding period in 2006. The 2005 period included the reversal of the valuation allowance recorded when the Bank commenced operations in February 2005. The valuation allowance at December 31, 2004 was $106,000.

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

There are no material pending legal proceeding to which Alarion Financial Services, Inc. or its subsidiary is a party or to which any of their property is subject.

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

Date: October 30, 2006

Alarion Financial Services, Inc.

By:	/s/ Jon M. Kurtz
Name:	Jon M. Kurtz, President and
Chief Executive Officer

By:	/s/ Jankie Dhanpat
Name:	Jankie Dhanpat, Senior Vice President
and Chief Financial Officer