Form 10KSB
period 2006-12-31
Alarion Financial Services Inc
filed 2007-03-30
CIK 1353174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

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

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, Par Value $0.01

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

The issuer’s revenues for its most recent fiscal year were $ 7,867,000.

Indicate by check mark whether the issuer is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock of the issuer held by non-affiliates of the issuer ( 1,436,588 shares) on December 31, 2006, was approximately $15,084,174. As of such date, no organized trading market existed for the Common Stock of the issuer. The aggregate market value was computed by reference the sale price of the Common Stock of the issuer at its last sales price of $10.50 per share. For the purposes of this response, directors, officers and holders of 10.61% or more of the issuer’s Common Stock are considered the affiliates of the issuer at that date.

As of February 28, 2007, there were issued and outstanding 2,062,947 shares of the issuer’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 9, 2007 filed with the Securities and Exchange Commission pursuant to Regulation 14A on March 29, 2007 are incorporated into Part III, Items 9 through 12 and 14 of this Annual Report on Form 10-KSB/A.

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

The Bank commenced business operations on February 28, 2005 in Ocala, Florida. The Bank opened a temporary Gainesville, Florida branch on March 2, 2005, and moved the branch to the permanent facility on September 1, 2005. The Bank opened a second branch in Gainesville on 34th Street on March 28, 2006. A branch in Alachua, Florida was opened on December 20, 2006.

The Bank’s deposits are insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation up to applicable limits. The operations of the Bank are subject to the supervision and regulation of the Federal Deposit Insurance Corporation (FDIC) and the Florida Office of Financial Regulation (“Florida Office”).

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

Lending Activities

The Bank offers a range of lending services, including real estate, consumer and commercial loans, to individuals and small businesses and other organizations that are located in or conduct a substantial portion of their business in the Bank’s market area. The Bank’s net loans at December 31, 2006 were $ 106 million, or 76% of total assets. The interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan, and are further subject to competitive pressures, money market rates, availability of funds, and government regulations. The Bank has no foreign loans or loans for highly leveraged transactions.

The Bank’s loans are concentrated in five major areas: commercial real estate loans, residential real estate loans, construction, commercial loans (for equipment purchases, working capital and various other business purposes) and consumer loans. A majority of the Bank’s loans are made on a secured basis. As of December 31, 2006, approximately 87% of the Bank’s loan portfolio consisted of loans secured by real estate, of which approximately 54% of the total loan portfolio is secured by commercial properties. Our emphasis is on loans secured by commercial real estate, rather than riskier receivables or business inventory loans. Risks of these types of loans include the general business conditions of the local economy and borrowers’ ability to conduct their businesses to generate sufficient profits to repay their loans under the agreed upon terms and conditions. Personal guarantees may be obtained from the principals of business borrowers and third parties to support the borrowers’ ability to service the debt and reduce the risk of non-payment. Commercial loans may be made at variable or fixed rates of interest.

Commercial lines of credit are typically granted on a one-year basis, with loan covenants and monetary thresholds. Other commercial loans with terms or amortization schedules of longer than one year may carry interest rates which vary with the prime lending rate and will become payable in full and are generally refinanced in three to five years. Commercial loans not secured by real estate amounted to approximately 12% of the Bank’s total loan portfolio as of December 31, 2006.

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

The Bank originates residential real estate loans on one to four family homes to be sold in the secondary market. These loans are to qualified buyers with commitments to purchase from correspondent banks prior to closing. These loans generally are repayable in monthly installments based on up to a 30-year amortization schedule with both fixed and variable interest rates. These loans are typically purchased within thirty days of closing, though the bank does portfolio certain adjustable rate loans generally underwritten to secondary market guidelines.

The Bank’s consumer loan portfolio consists primarily of loans to individuals for various consumer purposes, but includes some business purpose loans which are payable on an installment basis. Consumer loans generally involve more risk than mortgage loans because the collateral for a defaulted loan may not provide an adequate source of repayment of the principal. This risk is due to the potential for damage to the collateral or other loss of value, and the fact that any remaining deficiency often does not warrant further collection efforts. The majority of these loans are for terms of less than five years and are secured by liens on various personal assets of the borrowers, but consumer loans may also be made on an unsecured basis. Consumer loans are made at fixed and variable interest rates, and are often based on up to a five-year amortization schedule.

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

We attempt to mitigate these risks through our underwriting process and the requirement that loans be secured by collateral. With regard to commercial loans, we require that borrowers provide current financial information. Such documentation should include a complete itemized balance sheet with supporting schedules for listed asset values, fiscal year-end operating statements and income tax returns. Businesses are also typically required to provide us with copies of annual reports if prepared by outside accounting firms. Loan and renewals to businesses are not considered until the required financial documents are compiled and thoroughly reviewed by our lending staff.

Loans to commercial establishments are typically secured by inventory, equipment, supplies, accounts receivable and any other asset of value that relates to the business’ operations. Lines of credit and loans secured by accounts receivable and/or inventory are monitored periodically by our staff. Loans secured by “all business assets,” or a “blanket lien” are typically made only by high quality borrowers, due to the non-specific nature of the collateral. Valuation of business collateral must be supported by a valuation, purchase order, or third party physical inspection. Should we not be able to obtain any of these items, the loan is then considered unsecured. Personal guarantees of the principals of business borrowers are required in instances where we deem it necessary or appropriate depending on the business’ assets or other financial indicators.

All loans to businesses must have a clearly stated and reasonable payment plan that allows for timely retirement of debt. Revolving lines of credit are occasionally granted to credit worthy businesses for the purpose of carrying current assets, such as inventory or accounts receivable, and are structured to coincide with the seasonal or natural business cycle of the borrower. We do not provide such lines to be used as a substitute for permanent equity capital of a borrower. All lines are reviewed not less than annually and must be paid in full and out of use at least annually for a period determined at the time of approval or renewal.

Loans secured by real estate primarily fall into three categories: (i) commercial, (ii) construction and (iii) residential. These real estate loans are secured by liens on commercial or residential real property or made for the purpose of financing the construction of a building or other improvements to real estate, regardless of whether any lien position has been perfected on the property. All real estate financing products are provided on a non-discriminatory basis throughout our lending area.

Our underwriting takes into consideration the amount financed, term, amortization and pricing, as well as all relevant borrower credit factors. Basic credit factors include the borrower’s overall creditworthiness, debt service capacity and secondary sources of repayment. Underwriting standards relevant to real estate financing also address market valuation of the mortgaged property, the level of the borrower’s equity or proposed ownership capital investment, projected income producing property revenue and overall property marketability. In almost all instances, we require a first or second lien on the real estate which secures the loan. In cases where we have accepted a second, or more junior lien, we require an estoppel letter from the senior lien holders. We also typically require a title insurance policy insuring our interest in the real estate collateral. We require independent appraisals on all assets valued at over $250,000.

We typically make consumer loans to purchase automobiles, boats, recreational equipment and mobile homes. Prior to making such loans, we require the borrower to complete an application and we confirm the information contained therein prior to committing funds. We grant or deny consumer loan requests based on the customer’s ability to meet scheduled payments and the quality of offered collateral. We value collateral based on standard guidelines (i.e. National Automobile Dealer Association listings for used cars). All consumer loans must have a clearly stated and reasonable payment plan that allows for timely repayment of debt.

On occasion, we also make unsecured loans. We underwrite each unsecured loan based on the borrower’s and any guarantor’s cash flow and past credit history. In addition, we limit the terms of such unsecured extension of credit to one year for commercial loans and three years for consumer loans. With respect to sources of repayment, we require identification of primary and secondary sources to help ensure retirement of debts on schedule. Furthermore, we obtain borrower’s financial data and income tax returns to document favorable net-worth-to-debt ratios and sufficient liquidity to repay the debts in a timely fashion.

Loan Loss Allowance

In considering the adequacy of our allowance for loan losses, the Bank has considered that as of December 31, 2006, approximately 54% of outstanding loans are in the commercial real estate loan category. At December 31, 2006, commercial loans including commercial real estate represented 66% of our loan portfolio. Commercial loans are generally considered by management as having greater risk than other categories of loans in our loan portfolio. We believe that the real estate collateral securing our commercial real estate loans reduces the risk of loss inherently present in commercial loans.

At December 31, 2006, our consumer loan portfolio consisted primarily of lines of credit and installment loans secured by automobiles and other consumer goods. We believe that the risk associated with these types of loans has been adequately provided for in the loan loss allowance.

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

The allowance for loan losses is established through a provision for loan losses charged to expenses. Loans are to be charged off against the allowance when management believes the collectibility of principal is unlikely. In addition, loss experience will be monitored in establishing the provision. During the year ended December 31, 2006, no loans were charged off against the allowance for loan losses.

Deposit Activities

Deposits are the major source of the Bank’s funds for lending and other investment activities. The Bank considers the majority of its regular savings, demand, NOW and money market deposit accounts to be core deposits. These accounts comprised approximately 37% of the Bank’s total deposits at December 31, 2006. Approximately 63% of the Bank’s deposits at December 31, 2006 were time deposits. Generally, the Bank attempts to maintain the rates paid on its deposits at a competitive level. Time deposits of $100,000 and over made up approximately 31% of the Bank’s total deposits at December 31, 2006. The majority of the deposits of the Bank are generated from Alachua and Marion County.

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

The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) imposed major regulatory reforms, stronger capital standards for savings and loan associations and stronger civil and criminal enforcement provisions. FIRREA also provides that a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with:

•	the default of a commonly controlled FDIC insured depository institution; or

•	any assistance provided by the FDIC to a commonly controlled FDIC insured institution in danger of default

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

Capital Requirements. Bank regulatory agencies require financial institutions to maintain capital at adequate levels based on a percentage of assets and off balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers. Tier 1 capital consists of common shareholders’ equity, excluding the unrealized gain (loss) on available-for-sale securities, minus certain intangible assets. Tier 2 capital consists of the general allowance for credit losses except for certain limitations. An institution’s qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital. Bank holding companies and banks are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%, but all but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum. At December 31, 2006 the Bank met all capital requirements to which they were subject.

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

As of December 31, 2006, the Bank met the capital requirements of a “well capitalized” institution. Bank holding companies are not subject to “prompt corrective action” of FDICIA.

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

Sarbanes-Oxley Act of 2002. In 2002, the Sarbanes-Oxley Act of 2002 was enacted. The Securities and Exchange Commission (the “SEC”) has promulgated certain regulations pursuant to the Act that will continue to impose additional implementing or clarifying regulations as necessary in furtherance of the Act. The passage of the Act and the regulations implemented by the SEC subject publicly-traded companies to additional and more extensive reporting regulations and disclosure. Compliance with the Act and corresponding regulations will increase the Company’s expenses.

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

Employees

As of December 31, 2006, the Company and the Bank collectively had 43 full-time employees (including executive officers) and 6 part-time employees. The employees are not represented by a collective bargaining unit. The Company considers relations with employees to be good.

Item 2.	Description of Properties

The following table sets forth information on the Bank’s offices as of December 31, 2006.

Location	Facility Status

Headquarters & Main Office One Northeast First Avenue Ocala, Florida	Leased by Bank

Gainesville Branch Office 4373 Newberry Road Gainesville, Florida	Owned by Bank

34th Street Branch Office 4200 SW 34th Street Gainesville, Florida	Owned by Bank

Alachua Branch 16404 NW 174th Drive Alachua, Florida	Leased by Bank

Future 17th Street Branch Office (under construction) Intersection of 17th Street and SE 25th Street Ocala, Florida	Owned by Bank

AFSI’s headquarters and the Bank’s main office is leased by the Bank from Bernadette Castro, 303 NE First, LLC, and Austin International Realty, LLC. The Bank entered into a master lease for an initial term of five years and six months, with three five-year renewal options. The lease rate for the entire building is $80,000 annually for the first five years, $100,000 per year for the next five years, $103,000 for each of the succeeding five years, and $106,090 for each of the five years in the final renewal term. AFSI subleases excess space to reduce its rent expense. This facility is a four-story, 24,000 square-foot building which is occupied by the bank as follows:

1.	The ground floor, approximately 4,000 square feet (Suite 104), is occupied by the Bank for its main branch with an additional 500 square feet (Suite 105) for the Residential Department.

2.	The second and third floors, include additional space of approximately 500 square feet for bank operations.

3.	The fourth floor, 1,000 square feet, for administrative purposes.

4.	The Bank also occupies an adjacent drive-through facility (117 East Silver Springs Boulevard) and a customer parking lot (303 Northeast First Avenue).

The Gainesville branch office is located in a building consisting of approximately 6,000 square feet. The Bank purchased this property for $985,000 and spent an estimated $1,136,000 for construction.

The Bank opened the 34th Street Branch Office in April of 2006. The 34th Street property cost $1,000,000 for the 2.1 acres of land with an estimated construction cost of approximately $700,000. As of December 31, 2006 the Company has not entered into a contract to build the branch. The Bank opened the branch in a modular facility placed on the property, until the permanent facility is completed in 2007 or 2008. The Bank plans to exchange the rear 1.0 acre with a bank director for a future branch site on Tower Road, Gainesville, Florida. This exchange has been approved by the Board of Directors and banking regulators.

The Bank anticipates opening a branch site on SE 17th Street in Ocala in the second quarter of 2007. Land has been purchased and site work is in progress. The Bank will open in a modular building with construction of the permanent building to begin in 2007. The Company has entered into a contract for $681,000 for the site improvements and modular connection. The amount remaining at December 31, 2006 was $628,000.

The Alachua Branch opened December 20, 2006 is a leased building. A permanent site will be selected in late 2007 or early 2008.

The Bank purchased a new site for $958,000 in February 2007 on State Road 200 in Ocala. An existing building would be remodeled after a branch application is approved by the regulatory authorities, with anticipated opening late 2007.

None of these properties are encumbered by any liens or mortgages. Other than in the ordinary course of the Bank’s lending and investment business, and except for the Bank’s possible exchange of excess land at its 34th Street branch, the Company does not invest in real estate or real estate mortgages. Such activities are described in “Description of Business” and “Management’s Discussion and Analysis.”

Item 3.	Legal Proceedings

As of December 31, 2006, neither the Company nor the Bank was a party to any legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters

There is no public market for the Common Stock and only isolated, privately negotiated sales of Common Stock have occurred since the Bank opened for business in February 2005, and AFSI became a bank holding company by acquiring the Bank on November 16, 2005. There is no established public trading market for the Common Stock and, historically, the shares of Common Stock have been inactively traded. Management of the Company is aware of certain transactions in its Common Stock, although the trading prices and number of shares transferred in all transactions are not known. The last known trade occurred at $10.50 per share. On December 31, 2006, AFSI had approximately 613 shareholders of record.

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

AFSI did not repurchase any of its shares in 2006.

The following table sets forth information about the number of shares reserved for issuance under the 2005 Stock Plan as of December 31, 2006.

	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance
Plans approved by security holders	218,001	$10.00	17,320
Equity compensation plans not approved by security holders (1)	0	$0	0

Total	218,001	$10.00	17,320

Item 6.	Management’s Discussion and Analysis

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

SELECTED CONSOLIDATED FINANCIAL DATA AT DECEMBER 31, OR FOR THE YEAR THEN ENDED

($ in thousands, except per share amounts)

	2006	2005
Total assets	$139,444	72,227
Loans, net	106,289	44,529
Cash and cash equivalents	6,734	10,900
Securities held to maturity	—	10,308
Securities-Available for Sale	13,837	—
Deposits	107,642	57,086
Borrowed funds	16,769	703
Stockholders’ equity	14,337	13,791

Interest income	$6,934	1,781
Interest expense	3,703	725
Net interest income	3,231	1,056
Provision for loan losses	781	564
Net interest income after provision for loan losses	2,450	492
Noninterest income	933	185
Noninterest expense	3,945	2,464
Loss before income tax benefit	(562)	(1,787)
Income tax benefit	(199)	(778)
Net loss	(363)	(1,009)
Basic and diluted loss per share	(.23)	(.67)

SELECTED CONSOLIDATED FINANCIAL RATIOS

AND OTHER DATA:

	2006	2005
Return on average assets	(0.33)%	(2.17)%
Return on average equity	(2.63)%	(7.30)%
Dividend payout ratio	N/A	N/A
Average equity to average assets	12.61%	29.66%
Total equity to total assets	10.28%	19.09%
Yield on average earning assets (1)	6.99%	5.05%
Net interest margin	3.26%	2.89%
Nonperforming assets to total assets (2)	N/A	N/A
Nonperforming loans to total loans (2)	N/A	N/A
Allowance for loan losses to gross loans	1.25%	1.26%
Noninterest expenses to average assets	3.60%	5.29%
Operating efficiency ratio (3)	94.74%	198.55%
Net interest income to noninterest expenses	81.90%	42.86%
Total shares outstanding	1,607,140	1,514,200
Book value per common share outstanding	$8.92	9.11
Number of banking offices (all full-service)	4	2

(1)	Reflects interest income as a percent of average interest earning assets.
(2)	Non-performing loans consist of nonaccrual loans and accruing loans contractually past due ninety days or more.
(3)	Noninterest expense divided by the sum of net interest income plus noninterest income.

General

AFSI was incorporated on August 16, 2005 for the purpose of operating as a one-bank holding company. AFSI currently owns 100% of the outstanding shares of the Bank (collectively, the “Company”). AFSI’s only business is the ownership and operation of the Bank. The Bank is a Florida-chartered commercial bank which opened for business on February 28, 2005. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation. The Bank provides community banking services to business and individuals from its banking offices located in Ocala, Gainesville and Alachua, Florida.

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

The Bank has capitalized upon its market strategy to grow rapidly. As of December 31, 2006, the Bank had grown to approximately $139 million in total assets, $108 million in deposits, and $106 million in net loans since opening in February 2005. The Bank attributes its successful growth to its location in a dynamic growth area and its focus on its targeted market.

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

Lending Activities

The Bank’s loans are concentrated in commercial and real estate loans. A majority of the Bank’s loans are made on a secured basis, and, as of December 31, 2006, approximately 87% of the loan portfolio consisted of loans secured by first or second mortgages on residential or commercial real estate.

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

For additional information regarding the Bank’s loan portfolio, see “Page 26 Loan Portfolio” and “Page 3 Lending Activities” and footnote 3 to the consolidated financial statements.

Liquidity

Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw their funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. In the ordinary course of business, the Bank’s cash flows are generated from deposits, interest and fee income, as well as from loan repayments and the sale, repayments or maturity of securities available-for-sale. In addition to cash and due from banks, the Bank considers all securities available-for-sale and federal funds sold as primary sources of asset liquidity. Many factors affect the ability to accomplish these liquidity objectives successfully, including the economic environment, the asset/liability mix within the balance sheet, as well as the Bank’s reputation in the community. The Bank’s principal sources of funds are net increases in deposits, principal and interest payments on loans and proceeds from sales, calls and maturities of securities. The Bank used its capital resources primarily to fund existing and continuing loan commitments and to purchase securities. At December 31, 2006, the Bank had commitments to originate loans totaling $12 million, and had issued standby letters of credit of $1 million. At December 31, 2006, the Bank also had commitments to extend credit under the undisbursed portion of outstanding lines of credit of $29 million. Scheduled maturities of certificates of deposit during the twelve months following December 31, 2006 totaled $46 million. Management believes that the Bank has adequate resources to fund all its commitments, that substantially all of its existing commitments will be funded in the subsequent twelve months and, if so desired, that it can adjust the rates on certificates of deposit and other deposit accounts to retain deposits in a changing interest rate environment.

Capital Resources, Commitments and Capital Requirements

The Company’s principal sources of funds are those generated by the Bank, including net increases in deposits and other borrowings, principal and interest payments on loans, and proceeds from maturities of investment securities.

The Company uses its capital resources principally to fund existing and continuing loan commitments and to purchase investment securities. Off-balance sheet commitments to extend credit, which amounted to $12 million at December 31, 2006, represent legally binding agreements to lend to customers with fixed expiration dates or other termination clauses. Since many commitments are expected to expire without being funded, committed amounts do not necessarily represent future cash requirements.

The following table summarizes the Company’s contractual obligations, including certain on-balance sheet and off-balance sheet obligations, at December 31, 2006 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Time deposit maturities	$68,100	46,055	19,997	2,048	—
FHLB advances	10,000	2,000	—	—	8,000
Other borrowings	6,769	6,769	—	—	—
Loan commitments	12,000	12,000	—	—	—
Standby letters of credit	965	825	140	—	—
Undisbursed line of credit loans	28,567	8,827	5,444	6,813	7,483

Total	$126,401	76,476	25,581	8,861	15,483

Management believes that the Company has adequate resources to fund all its commitments and that the Company can adjust the rates and terms on time deposits and other deposit accounts to retain or obtain new deposits in a changing interest rate environment.

The Company’s stockholders’ equity was $14 million at December 31, 2006, 10% of total assets.

The federal banking regulatory authorities have adopted certain “prompt corrective action” rules with respect to depository institutions. The rules establish five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” The various federal banking regulatory agencies have adopted regulations to implement the capital rules by, among other things, defining the relevant capital measures for the five capital categories. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a Tier 1 leverage ratio of 5% or greater and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level. At December 31, 2006, the Bank met the capital ratios of a “well capitalized” financial institution with a total risk-based capital ratio of 11.56% Tier 1 risk-based capital ratio of 10.44%, and a Tier 1 leverage ratio of 9.35%. Depository institutions which fall below the “adequately capitalized” category generally are prohibited from making any capital distribution, are subject to growth limitations, and are required to submit a capital restoration plan. There are a number of requirements and restrictions that may be imposed on institutions treated as “significantly undercapitalized” and, if the institution is “critically undercapitalized,” the banking regulatory agencies have the right to appoint a receiver or conservator.

The following table summarizes the regulatory capital levels and ratios for the Bank:

	Actual Bank Ratios	Regulatory Requirement For Well Capitalized Bank
At December 31, 2006:
Total capital to risk-weighted assets	11.56%	10.0%
Tier I capital to risk-weighted assets	10.44%	6.0%
Tier I capital to average assets - leverage ratio	9.35%	5.0%

Loan Portfolio

A significant source of the Bank’s income is the interest earned on its loan portfolio. At December 31, 2006, the Bank’s total assets were $139 million and its net loans receivable were $106 million or 76% of total assets.

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

The composition of the Bank’s loan portfolio was as follows ($ in thousands):

	December 31,
	2006		2005
	Amount	% of Total	Amount	% of Total
Commercial real estate	$58,146	54.2%	$26,626	59.3%
Residential real estate and home equity	16,527	15.4	5,784	12.9
Construction	18,611	17.3	7,079	15.8
Commercial loans	12,751	11.9	4,979	11.0
Consumer	1,308	1.2	456	1.0

Total loans	107,343	100.0%	44,924	100.0%

Less: Allowance for loan losses	(1,345)		(564)
Deferred loan costs, net	291		169

Loans receivable, net	$106,289		$44,529

Maturities of Loans. The following table shows the contractual maturities of the Bank’s loan portfolio at December 31, 2006. Loans with scheduled maturities (based on only contract term) are reported in the maturity category in which the payment is due. Demand loans with no stated maturity and overdrafts, if any, are reported in the “due one year or less” category. Loans that have adjustable rates are shown as amortizing to final maturity rather than when the interest rates are next subject to change. The table does not include prepayment or scheduled principal repayments(in thousands):

Type of Loan	Due in 1 Year or Less	Due After 1 to 5 Years	Due After 5 Years	Total
Commercial Real Estate	$19,521	23,982	14,643	58,146
Residential Real Estate and Home Equity	1,234	1,864	13,429	16,527
Construction	6,415	6,806	5,389	18,611
Commercial	5,101	5,325	2,325	12,751
Consumer	249	1,007	52	1,308

Total	$32,520	38,984	35,838	107,343

For the above loans due after one year or more, the following is a presentation of an analysis of sensitivities to changes in interest rates at December 31, 2006 (in thousands):

Type of Loan	Fixed Interest Rate	Floating Interest Rate	Total
Commercial Real Estate	$9,857	28,768	38,625
Residential Real Estate and Home Equity	2,968	12,325	15,293
Construction	420	11,776	12,196
Commercial	2,491	5,159	7,650
Consumer	871	188	1,059

Total	$16,607	58,216	74,823

Loan Quality

Management seeks to maintain a high quality of loans through sound underwriting and lending practices. As of December 31, 2006 approximately 87%, of the total loan portfolio was collateralized by commercial and residential real estate mortgages. The level of non-performing loans and real estate owned also is relevant to the credit quality of a loan portfolio. As of December 31, 2006 there were no non-performing loans (those 90 days or more past due).

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

Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his employment and other income and which are collateralized by real property whose value tends to be more readily ascertainable, commercial loans typically are underwritten on the basis of the borrower’s ability to make repayment from the cash flow of their business and generally are collateralized by business assets, such as accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial loans may be substantially dependent on the success of the business itself, which is subject to adverse conditions in the economy. Further, the collateral underlying the loans may depreciate over time, cannot be appraised with as much precision as real estate, and may fluctuate in value based on the success of the business.

Construction loans are made to businesses and individuals to acquire land and construct improvements. These improvements can be both structural like homes and commercial buildings, or could be roads for such things as residential subdivisions. Repayment generally comes from the sale of the property, or occasionally, from permanent financing. The bank underwrites these loans carefully, reviewing such areas as the selling market, contracts on the property, surrounding development trends, overall market trends and most importantly, the ability of the borrower to service the debt for an extended time if necessary. These loans are secured with mortgages on the real estate and enhanced with other loan terms.

The Bank makes consumer and personal loans on a collateralized and noncollateralized basis. These loans are often collateralized by automobiles, recreational vehicles and mobile homes. Consumer and personal loans also are generated by the Bank. Such loans generally have a term of 60 months or less.

Loan concentrations are defined as amounts loaned to a number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. The Bank, on a routine basis, monitors these concentrations in order to consider adjustments in its lending practices to reflect economic conditions, loan to deposit ratios, and industry trends. As of December 31, 2006 loans collateralized with mortgages on real estate represented 87% of the loan portfolio and were to borrowers in varying activities and businesses.

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

Real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned (“OREO”). OREO properties are recorded at the lower of cost or fair value less estimated selling costs, and the estimated loss, if any, is charged to the allowance for credit losses at the time it is transferred to OREO. Further write-downs in OREO are recorded at the time management believes additional deterioration in value has occurred and are charged to noninterest expense. As of December 31, 2006 the Company had no OREO.

The Bank has adopted Statements of Financial Accounting Standards No. 114 and 118. These Statements address the accounting by creditors for impairment of certain loans and generally require the Bank to identify loans, for which the Bank probably will not receive full repayment of principal and interest, as impaired loans. The Statements require that impaired loans be valued at the present value of expected future cash flows, discounted at the loan’s effective interest rate, or at the observable market price of the loan, or the fair value of the underlying collateral if the loan is collateral dependent. The Bank has implemented the Statements by including in its quarterly review of the adequacy of the allowance for credit losses, to also identify and value impaired loans in accordance with guidance in the Statements. No loans were deemed to be impaired under the Bank’s policy at December 31, 2006.

At December 31, 2006, the Bank had no accruing loans which were contractually past due 90 days or more as to principal and interest and no troubled debt restructurings as defined by Statement of Financial Accounting Standards No. 15. In addition, management had not identified any problems loans at December 31, 2006.

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

At December 31, 2006, there were no classified loans. There were no concentration of loans exceeding 10% of total loans which has not been disclosed as a category of loans.

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial, commercial real estate and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential real estate and home equity loans for impairment disclosures.

The allowance for loan losses totaled approximately $1,345,000 at December 31, 2006 and there were no loans charged-off since the Bank began operations. Considering the nature of the Bank’s loan portfolio, management believes that the allowance for loan losses at December 31, 2006 was adequate.

The Bank’s general allowance for possible loan losses by type of loan was allocated by using peer group averages and actual loss experiences of peers, as follows (in thousands):

	At December 31,
	2006		2005
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
At the end of year allocated to:

Commercial	$183	11.9%	$75	11.0%
Commercial real estate	809	54.2	352	59.3
Residential real estate and home equity	79	15.4	23	12.9
Construction	252	17.3	106	15.8
Consumer	22	1.2	8	1.0

Total	$1,345	100.00%	$564	100.00%

Investment Securities

At December 31, 2006 the Bank’s investment portfolio has been classified as Available-for-Sale with no securities classified as Held-to-Maturity. The portfolio was previously classified as Held-for-Maturity until reclassified on December 29, 2006. The following table sets forth the carrying amount of the Bank’s investment portfolio ($ in thousands):

	At December 31,
	2006	2005
Available-for-Sale:
Mortgage-backed securities	$1,856	—
U.S. Government agency securities	11,981	—

Total securities held to maturity	$13,837	—

Held to maturity:
Mortgage-backed securities	$—	2,319
U.S. Government agency securities	—	7,989

Total securities held to maturity	$—	10,308

Federal Home Loan Bank stock	$595	35

Federal funds sold	$3,848	8,371

Interest-earning deposits	$105	121

Interest-bearing time deposits in Banks	$1,000	—

The carrying amount and weighted average yields for investments at December 31, 2006 are shown below ($ in thousands):

Maturing In	Mortgage Backed	U.S. Government Agency Securities	Total	Weighted Average Yields (1)
Due in Less than 1 year	$—	5,991	5,991	4.80%
After 1 through 5 years	—	4,991	4,991	5.28%
After 5 through 10 years	—	999	999	5.99%
Mortgage backed securities	1,856	—	1,856	5.00%

Total	$1,856	11,981	13,837	5.16%

(1)	All securities are listed at actual yield and not on a tax equivalent basis. No securities are tax exempt.

The Bank has adopted Statement of Financial Accounting Standards No. 115 (“FAS 115”), which requires companies to classify investments securities, including mortgage-backed securities as either held-to-maturity or available-for-sale. Securities classified as held-to-maturity are carried at amortized cost. Securities classified as available-for-sale are reported at fair value, with unrealized gains and losses, net of tax effect, reported as a separate component of stockholders’ equity. As of December 31, 2006, none of the Bank’s securities were classified as Held-to-Maturity.

Deposit Activities

Deposits are the major source of the Bank’s funds for lending and other investment purposes. Deposits are attracted principally from within the Bank’s primary market area through the offering of a broad variety of deposit instruments including checking accounts, money market accounts, regular savings accounts, term certificate accounts (including “jumbo” certificates in denominations of $100,000 or more) and retirement savings plans. The distribution by type of the Bank’s deposit accounts, was as follows ($ in thousands):

	December 31,
	2006		2005
	Amount	% of Deposits	Amount	% of Deposits
Noninterest-bearing deposits	$9,615	8.9%	$9,335	16.4%
Money-market accounts	24,687	22.9	16,010	28.1
NOW	4,581	4.3	3,369	5.9
Savings	659	0.6	1,048	1.8

Subtotal	39,542	36.7	29,762	52.1

Time deposits:
1.00-1.99%	—	—	349.6
2.00-2.99%	104.1		171.3
3.00-3.99%	487.5		5,581	9.8
4.00-4.99%	25,129	23.3	18,701	32.8
5.00-5.99%	42,064	39.1	2,522	4.4
6.00-6.99%	316.3		—	—

Total time deposits	68,100	63.3	27,324	47.9

Total deposits	$107,642	100.0%	$57,086	100.0%

Maturity terms, service fees and withdrawal penalties are established by the Bank on a periodic basis. The determination of rates and terms is predicated on funds acquisition and liquidity requirements, rates paid by competitors, growth goals and federal regulations.

FDIC regulations limit the ability of certain insured depository institutions to accept, renew, or rollover deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions having the same type of charter in such depository institutions’ normal market area. Under these regulations, “well capitalized” depository institutions may accept, renew, or roll over deposits at such rates without restriction, “adequately capitalized” depository institutions may accept, renew or roll over deposits at such rates with a waiver from the FDIC (subject to certain restrictions on payments of rates), and “undercapitalized” depository institutions may not accept, renew or roll over deposits at such rates. The regulations contemplate that the definitions of “well capitalized,” “adequately capitalized” and “undercapitalized” will be the same as the definitions adopted by the agencies to implement the prompt corrective action provisions of applicable law. See “Supervision, Regulation and Governmental Policy — Capital Requirements.” As of December 31, 2006, the Bank met the definition of a “well capitalized” depository institution.

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

As of December 31, 2006, time deposits of $100,000 and over mature as follows (in thousands):

Due in three months or less	$11,663
Due from three months to six months	4,846
Due from six months to one year	10,291
Due over one year	6,158

Total	$32,958

Borrowings

During 2006, the Company entered into short-term borrowing arrangements with customers consisting of securities sold under repurchase agreements. The agreements are on a demand basis and call for the payment of interest based on the federal funds rate.

The following summarizes these borrowings as of December 31, 2006 ($ in thousands):

Balance outstanding at year-end	$5,339
Average balance outstanding during the year	$4,195
Average interest rate paid	4.55%
Maximum amount outstanding at any month-end during year	$7,750

The Company also utilizes customer funds in the CDARS program, which allows customers to obtain full FDIC insurance and has the Bank offer offsetting certificates of deposit in participating banks. These deposits from other banks count as brokered deposits and totaled $1.5 million as of December 31, 2006.

AFSI had an agreement with the Independent Bankers Bank to borrow funds under an unsecured line of credit at an interest rate of 7.25%. There was no balance outstanding at December 31, 2006. The line was cancelled in January 2007.

The Bank has available short term fed funds lines to meet short term liquidity needs. A line of $4,000,000 is available with the Independent Bankers Bank of Florida and $4,500,000 is available with Bankers Bank (Georgia). There were no borrowings under these lines in 2006.

The Bank also has an agreement with the Federal Home Loan Bank of Atlanta to borrow and has drawn funds of $5,000,000, $3,000,000 and $2,000,000 during 2006. The Bank pledges its loan portfolio as collateral. There were no advances in 2005.

The maturity and interest rate of the Federal Home Loan Bank (“FHLB”) advances are as follows at December 31, 2006 ($ in thousands):

Advance	Maturity	Interest Rate	Amount
5/21/06	2016	4.47%	$5,000
8/30/06	2016	4.71%	3,000
12/22/06	2007	5.25%	2,000

The two advances with 2016 maturity dates have call features benefiting the issuer with call dates of February 23, 2007 and August 29, 2008 respectively.

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

The following table sets forth, information regarding (i) the total dollar amount of interest and dividend income of the Company from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average costs; (iii) net interest income; (iv) interest-rate spread; and (v) net interest margin; and (vi) weighted average yields and rates. Yields and costs were derived by dividing annualized income or expense by the average balance of assets or liabilities. There were no non-accrual loans or tax exempt income for the period indicated. The yields and costs include the amortization of fees which are considered to constitute adjustments to yields ($ in thousands).

	December 31,
	2006			2005
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
Interest-earning assets:
Loans	$72,206	$5,652	7.83%	$19,916	1,104	6.59%
Securities	14,802	737	4.98	3,773	122	3.84
Other (1)	12,194	545	4.47	16,128	555	3.44

Total interest-earning assets	99,202	6,934	6.99%	39,817	1,781	5.05%

Noninterest-earning assets	10,400			6,769
Total assets	$109,602			$46,586

Interest-bearing liabilities:
Savings, NOW and MMKT	26,242	937	3.57%	12,993	289	2.64
Time deposits < $100,000	25,862	1,193	4.61	5,627	191	4.04
Time deposits >= $100,000	23,202	1,190	5.13	7,236	240	3.94

Deposits	75,306	3,320	4.41	25,856	720	2.78
Borrowings	8,130	383	4.71	153	5	3.27

Total interest-bearing liabilities	83,436	3,703	4.44	26,009	725	2.79%

Noninterest-bearing deposits	11,550			5,995
Noninterest-bearing liabilities	792			765
Stockholders’ equity	13,824			13,817

Total liabilities and stockholders’ equity	$109,602			$46,586

Net earning assets	$15,766			$13,808

Net interest income		$3,231			$1,056

Interest-rate spread			2.55%			2.26%

Net interest margin (2)			3.26%			2.89%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.19			1.53

(1)	Other interest-earning assets included Federal funds sold and Federal Home Loan Bank stock.
(2)	Net interest margin is net interest income annualized in 2005 divided by total interest-earning assets.

Rate/Volume Analysis

The following table sets forth certain information regarding changes in interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) changes in rate (change in rate multiplied by prior volume); (2) changes in volume (changes in volume multiplied by prior rate); and (3) changes in rate-volume (change in rate multiplied by change in volume).

	Rate	Volume	Rate/Volume	Total
	(In thousands)
Year Ended December 31, 2006 vs. 2005:
Interest-earning assets:
Loans	$455	$2,899	$1,194	$4,548
Securities	66	356	193	615
Other Interest Earning Assets	165	(135)	(40)	(10)

Total	686	3,120	1,347	5,153

Interest-bearing liabilities:
Deposits
Savings, demand, money-market and NOW deposits	175	295	178	648
Time deposits	194	1,213	545	1,952
Other borrowings	2	261	115	378

Total	371	1,769	838	2,978

Net change in net interest income	$315	$1,351	$509	$2,175

Comparison of the years ended December 31, 2006 and 2005

General Operating Results. Net loss for the twelve month period ended December 31, 2006 was $363,000, or $0.23 per basic and diluted share, compared to $1,009,000, or $0.67 per basic and diluted share, for the comparable period in 2005. The $646,000 decrease in net loss resulted primarily from an increase net interest income of $2.2 million and an increase in non-interest income of $748,000, partially offset by a $217,000 increase in provision for loan losses, a $1.5 million increase in non-interest expense and a decrease in income tax benefit of $579,000. For the 2005 period, the Bank had only been in operation for ten months.

Interest Income. Interest income increased $5.2 million to $6.9 million for the twelve month period ended December 31, 2006, when compared to the twelve month period ended December 31, 2005. The increase was due to an increase in the average yield earned on interest earning assets from 5.05% for the twelve months ended December 31, 2005 to 6.99% for the twelve months ended December 31, 2006 and a $59.4 million increase in average interest earning assets outstanding at December 31, 2006 compared to December 31, 2005.

Interest Expense. Interest expense increased $3.0 million from $725,000 for the twelve month period ended December 31, 2005 to $3.7 million for the twelve month period ended December 31, 2006. The increase was primarily due to an increase of $57.4 million in average interest bearing liabilities outstanding and an increase in the average cost of interest bearing liabilities from 2.79% for the twelve months ended December 31, 2005 to 4.44% for the comparable 2006 period.

Provision for Loan Losses. The provision for loan losses is charged to operations to increase the total loan loss allowance to a level deemed appropriate by management. The provision is based upon the volume and type of lending conducted by the Company, industry standards, general economic conditions, particularly as they relate to the Company’s market area, and other factors related to the collectibility of the Company’s loan portfolio. The Company recorded provisions for loan losses for the twelve month periods ended December 31, 2006 and 2005 of $781,000 and $564,000, respectively. The increase in the provision was primarily due to the overall growth of the loan portfolio. Management believes that the allowance for loan losses, which was $1.3 million or 1.25% of gross loans at December 31, 2006, is adequate.

Non-Interest Income. Non-interest income increased $748,000 during the 2006 period. The increase was primarily due to an increase of $593,000 in net gain on sale of loans held for sale, and an increase of $114,000 in deposit account fees.

Non-Interest Expense. Non-interest expenses increased by $1.5 million from $2.5 million for the twelve month period ended December 31, 2005 to $3.9 million for the twelve month period ended December 31, 2006. The increase was primarily due to increases of $930,000 in salaries and employee benefits, $177,000 in occupancy and equipment expense, $77,000 increase in advertising and promotion, $98,000 in data processing expense, and $161,000 in other non-interest expense, all related to the overall growth of the Company.

Income Taxes. The income tax benefit was $778,000, an effective rate of 43.5%, for the twelve month period ended December 31, 2005 and $199,000, an effective rate of 35.4% for the corresponding period in 2006. In 2006, the effective rate was higher due to the reversal of a valuation allowance.

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

In addition to pursuing loan and deposit growth, we are also utilizing an expanding branch network. We currently operate four offices, with two more to open later this year. These facilities are expected to enable us to serve and acquire more loan and deposit customers. The opening of these offices and their continued operation required, and will continue to require, us to spend more money on salaries, rent and advertising. Until the new branches can produce enough net interest income to offset their incremental contribution to our non-interest expenses, they could have the effect of increasing our net losses.

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

Currently the Company has not entered into any interest rate swaps or similar hedging instruments in connection with its asset/liability management and the Company does not expect to use interest rate swaps in its operations. Further discussion on off-balance-sheet arrangements can be found in Note 9 of the Notes to Consolidated Financial Statements. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, unused lines of credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. The Company also did not have any significant interest rate lock commitments at December 31, 2006.

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

The following table sets forth certain information relating to the Company’s interest-earning assets and interest-bearing liabilities at December 31, 2006 that are estimated to mature or are scheduled to reprice within the period shown ($ in thousands):

	Under 3 Months	3 to 12 Months	1-5 Years	Over Five Years	Total
Interest-earning deposits	$105	—	—	—	105
Federal funds sold	3,848	—	—	—	3,848
Interest bearing time deposits in Banks	500	500	—	—	1,000
Loans (1)	51,844	7,793	42,600	5,106	107,343
Securities (2)	2,048	4,149	5,816	2,419	14,432

Total rate-sensitive assets (earning assets)	$58,345	12,442	48,416	7,525	126,728

Money market (3)	12,343	6,172	6,172	—	24,687
Savings and NOW deposits (3)	2,620	2,620	—	—	5,240
Time deposits (3)	22,432	32,294	13,374	—	68,100
Other borrowings	5,340	8,429	3,000	—	16,769

Total rate-sensitive liabilities	$42,735	49,515	22,546	—	114,796

Gap (repricing differences)	$15,610	(37,073)	25,870	7,525	11,932

Cumulative Gap	$15,610	(21,463)	4,407	11,932

Cumulative Gap/total assets	11.2%	(15.4)%	3.2%	8.6%

Cumulative Gap/total earning assets	12.3%	(16.9)%	3.5%	9.4%

Total assets					$139,444

Total earning assets					$126,728

(1)

In preparing the table above, adjustable-rate loans were included in the period in which the interest rates are next scheduled to adjust rather than in the period in which the loans mature. Fixed-rate loans were scheduled according to their contractual maturities.

(2)

Securities were scheduled based on their remaining maturity or repricing frequency. Fixed-rate mortgage-backed securities are scheduled ratably over nine years. Includes FHLB stock grouped in over five years.

(3)

Excludes noninterest-bearing deposit accounts. Money-market, NOW, and savings deposits are scheduled based on FDICIA studies on nonmaturity deposits. All other time deposits were scheduled through the maturity dates.

(4)	Federal Home Loan Bank advances with call features are scheduled based on call dates.

Selected Quarterly Results

	2006				2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$1,169	1,549	1,944	2,272	116	233	570	862
Interest expense	578	811	1,049	1,265	8	92	238	387
Net interest income	591	738	895	1,007	108	141	332	475
Provision for loan losses	126	232	205	218	15	118	259	172
Noninterest income	117	276	291	249	0	35	83	67
Noninterest expense	763	929	1,022	1,231	486	509	705	764
Earnings before income taxes	(181)	(147)	(41)	(193)	(393)	(451)	(549)	(394)
Net earnings	(114)	(97)	(29)	(123)	(143)	(326)	(325)	(215)
Basic earnings per common and diluted share	(.08)	(.06)	(.02)	(.07)	(.10)	(.22)	(.22)	(.13)

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

The financial statements of the Company at December 31, 2006 and 2005 and for the years then ended are set forth in this Form 10-KSB as Exhibit 13.1.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

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

The Company has a Code of Ethics that applies to its principal executive officer and principal financial officer (who is also its principal accounting officer), a copy of which is incorporated by reference into this Form 10-KSB as Exhibit 14.1. The information contained in the section captioned “Information About the Board of Directors and Its Committees,” and “Executive Compensation and Benefits” under “Election of Directors” in the Proxy Statement, is incorporated herein by reference.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information contained in the section captioned “Directors” and under “Election of Directors,” in the Proxy Statement, is incorporated herein by reference.

Item 12.	Certain Relationships and Related Transactions

AFSI does not make loans to our directors, officers or employees. The Bank, however, does promote lending relationships with our directors, officers and employees. Loans made to directors, executive officers and principal shareholders, defined as individuals owning 10% or more of AFSI’s common stock (collectively “Affiliates”) are governed under provisions of Section 22(h) of the Federal Reserve Act, which requires that any loans made to Affiliates, or to any related interest of an Affiliate, must (i) be on substantially the same terms, including interest rates and collateral as those prevailing at the time for comparable transactions with non-affiliated parties; and (ii) not involved more that the normal risk of repayment or present other unfavorable features. There is, however, an exception for loans made to employees who are Affiliates that are made pursuant to a benefit or compensation package that is widely available to all Bank employees and does not give a preference to Affiliates. There is also an aggregate limit of $25,000, or 5% of the amount of the Bank’s unimpaired capital and unimpaired surplus on all loans to an individual Affiliate, unless the amount has been approved by the Board of Directors and the Affiliate has abstained from participating in the voting.

There is a further exception regarding loans to executive officers of the Bank. Executive officers are those people who participate, or who have authority to participate, in major policy making functions of the Bank, regardless of their title. The Bank may lend any otherwise permissible sum of money to an executive officer for (i) financing the education of the officer’s children; (ii) a Board of Director’s approved first mortgage on the officer’s residence; or (iii) a loan secured by certain low-risk collateral. The Bank may also lend up to the higher of $25,000 or 2.5% of the Bank’s unimpaired capital and unimpaired surplus (but never more than $100,000) to an executive officer for any other purpose.

As of December 31, 2006, the Bank had an aggregate total of $7,179,540 outstanding in loans and other extensions of credit to Affiliates. At December 31, 2006, the Bank had unsecured loans outstanding with aggregate outstanding balances of $3,060,172 of which $1,105,833 were to insiders. All such loans (both those to insiders and those to unaffiliated borrowers) were underwritten to the same policy standards and are due on demand. No insider received any preferential treatment with regard to interest rates, maturity, payment schedule or other features of the loans. All of the outstanding loans to directors and executive officers are performing pursuant to their terms. As of December 31, 2006, the Bank had the following outstanding loans to AFSI’s and the Bank’s directors and executive officers:

Name	Maturity Date of Loan	Largest Amount Outstanding in 2006	Amount Outstanding At December 31, 2006	Loan Type	Interest Rate
Barrett, Spencer Director	Demand	$100,000.00	$78,729.17	Unsecured LOC	8.250%
Bosshardt, Carol Director	Demand	$1,000,000.00	$777,104.17	Unsecured LOC	8.250%
Bosshardt, Carol Director	Demand	$250,000.00	$250,000.00	Unsecured LOC	8.250%
Bosshardt, Carol Director	4/27/2016	$425,000.00	$421,797.03	Commercial – SFR	7.460%
Bosshardt, Carol Director	11/1/2011	$1,500,000.00	$1,021,734.98	Multiple S?F Condos	7.620%
Czuryla, Walter Bank EVP	Demand	$4,764.55	—	Unsecured ODP	8.250%
Fletcher, Gloria Director	7/13/2015	$1,813,470.69	$1,813,470.69	Commercial R/E	6.710%
Fletcher, Gloria Director	6/26/2007	$188,600.00	$188,456.58	Single Family Condo	8.000%
Hill, Michael Director	Demand	$2,070.60	—	Unsecured ODP	8.250%
Hill, Michael Director	9/29/2007	$147,300.00	$147,052.66	Residential Lot	7.500%
Hill Michael Director	Demand	$8.75	—	Unsecured LOC	8.250%
Kurtz, Jon President and CEO	Demand	$410.22	—	Unsecured ODP	8.250%
Page, Robert Bank EVP	Demand	$4500.00	—	Unsecured ODP	8.250%
White, Job E. Director	Demand	$1,000,000.00	$777,104.17	Unsecured LOC	8.250%
White, Job E. Director	9/30/2007	$350,000.00	$350,000.00	Commercial – SFR	8.250%
White, Job E. Director	10/21/2020	$399,546.15	$399,545.71	HELOC	8.250%
White, Job E. Director	11/1/2011	$1,500,000.00	$1,021,734.98	Multiple S/F Condos	7.620%
Williams, Tommy Director	Demand	$1,000,000.00	$777,104.17	Unsecured LOC	8.250%
Williams, Tommy Director	Demand	$2,184,903.29	$1,731,653.29	S/F Residences	7.750%
Williams, Tommy Directory	11/1/2011	$1,500,000.00	$1,021,734.98	Multiple S/F Condos	7.620%

The Company entered into a lease with Halachua Properties, LLC, which is owned by certain directors, during 2006 to rent office space for a branch in Alachua, Florida. This lease is for one year with a one year renewal option for $34,000 annually.

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

The information contained in the section captioned “Ratification of the Appointment of the Independent Auditor for the Fiscal Year Ending December 31, 2006” in the Proxy Statement is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be duly signed on its behalf by the undersigned, thereunto duly authorized, in the City of Ocala, State of Florida, on the 29th day of March, 2007.

ALARION FINANCIAL SERVICES, INC.

/s/ Jon M. Kurtz
Jon M. Kurtz
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the 29th day of March, 2007:

/s/ Loralee W. Miller	Chairperson of the Board
Loralee W. Miller

/s/ Michael P. Hill	Director and Vice Chairman of the Board
Michael P. Hill

/s/ Spencer Barrett	Director
Spencer Barrett

/s/ Carol R. Bosshardt	Director
Carol R. Bosshardt

/s/ Gloria W. Fletcher	Director
Gloria W. Fletcher

/s/ Ignacio L. Leon	Director
Ignacio L. Leon

/s/ Job E. White	Director
Job E. White

/s/ Tommy W. Williams, Jr.	Director
Tommy W. Williams, Jr.

/s/ Jon M. Kurtz	Chief Executive Officer, President and Director
Jon M. Kurtz

/s/ Robert L. Page	Acting Chief Financial Officer
Robert L. Page

Alarion Financial Services, Inc.

Form 10-KSB

For Fiscal Year Ending December 31, 2006

EXHIBIT INDEX

Exhibits marked with an (a) were filed with the Form 10-KSB filed with the Securities and Exchange Commission on March     , 2007.

Exhibit No.	Exhibit
(a) 3.1	Articles of Incorporation

(a) 3.2	Bylaws

(a) 4.1	Specimen Common Stock Certificate

(a) 4.2	Warrant Plan and Specimen Warrant Certificate

(a) 10.1	Employment Agreement with Jon M. Kurtz

(a) 10.2	Lease for Main Office

13.1	Financial Statements

(a) 14.1	Code of Ethics

(a) 21.1	Schedule of Subsidiaries

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002