Form 10QSB
period 2007-03-31
Alarion Financial Services Inc
filed 2007-05-14
CIK 1353174

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common stock, par value $.01 per share	2,171,972 shares outstanding at May 8, 2007

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

($ in thousands, except per share amounts)

	At March 31, 2007	At December 31, 2006
	(unaudited)
Assets
Cash and due from banks	$5,472	2,781
Interest-earning deposits and federal funds sold	11,841	3,953

Cash and cash equivalents	17,313	6,734

Interest bearing time deposits in banks	1,000	1,000
Securities available for sale	12,758	13,837
Loans, net of allowance for loan losses of $1,488 and $1,345	123,149	106,289
Loans held for sale	—	2,436
Accrued interest receivable	690	648
Premises and equipment, net	7,995	6,724
Federal Home Loan Bank stock, at cost	701	595
Deferred income taxes	1,022	990
Other assets	190	191

Total assets	$164,818	139,444

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing demand deposits	10,753	9,615
NOW, money-market and savings deposits	33,864	29,927
Time deposits < $100,000	43,968	35,142
Time deposits > = $100,000	35,082	32,958

Total deposits	123,667	107,642

Federal Home Loan Bank advances	10,000	10,000
Other borrowings	9,037	6,769
Accrued interest payable	458	400
Accrued expenses and other liabilities	1,768	296

Total liabilities	144,930	125,107

Stockholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value; 4,000,000 shares authorized, 2,171,972 and 1,607,140 shares issued and outstanding in 2007 and 2006	22	16
Additional paid-in capital	21,600	16,002
Accumulated deficit	(1,720)	(1,660)
Accumulated other comprehensive loss	(14)	(21)

Total stockholders’ equity	19,888	14,337

Total liabilities and stockholders’ equity	$164,818	139,444

See accompanying Notes to Condensed Consolidated Financial Statements.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDARY

Condensed Consolidated Statements of Operations (Unaudited)

($ in thousands, except per share amounts)

	Three Months Ended March 31,
	2007	2006
Interest income:
Loans	$2,154	882
Securities	207	134
Other	111	153

Total interest income	2,472	1,169

Interest expense:
Deposits	1,208	553
Borrowings	193	25

Total interest expense	1,401	578

Net interest income	1,071	591

Provision for loan losses	143	126

Net interest income after provision for loan losses	928	465

Noninterest income:
Deposit account fees	48	15
Net gain on sales of loans held for sale	197	95
Other	27	7

Total noninterest income	272	117

Noninterest expense:
Salaries and employee benefits	772	399
Occupancy and equipment	173	109
Data processing	75	48
Professional services	30	37
Advertising and promotion	52	34
Office supplies and printing	34	35
Other	162	101

Total noninterest expense	1,298	763

Loss before income tax benefit	(98)	(181)
Income tax benefit	(38)	(67)

Net loss	$(60)	(114)

Loss per share – basic and diluted	$(.03)	(.08)

Dividends per share	$—	—

See accompanying Notes to Condensed Consolidated Financial Statements.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

Three Months Ended March 31, 2007 and 2006

($ in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Compre- hensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2005	1,514,200	$15	15,073	(1,297)	—	13,791

Comprehensive loss- Net loss (unaudited)	—	—	—	(114)	—	(114)

Warrants exercised (unaudited)	9,150	—	92	—	—	92

Balance at March 31, 2006 (unaudited)	1,523,350	$15	15,165	(1,411)	—	13,769

Balance at December 31, 2006	1,607,140	16	16,002	(1,660)	(21)	14,337

Comprehensive loss:

Net loss (unaudited)	—	—	—	(60)	—	(60)

Net change in unrealized loss on securities available for sale, net of taxes (unaudited)	—	—	—	—	7	7

Comprehensive loss (unaudited)						(53)

Warrants exercised (unaudited)	564,832	6	5,598	—	—	5,604

Balance at March 31, 2007 (unaudited)	2,171,972	$22	21,600	(1,720)	(14)	19,888

See accompanying Notes to Condensed Consolidated Financial Statements.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(60)	(114)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for loan losses	143	126
Depreciation and amortization	79	58
Deferred income tax benefit	(38)	(67)
Net amortization on premiums and discounts on securities	—	(12)
Net amortization of deferred loan fees and costs	104	110
Net gain on sales of loans held for sale	(197)	(95)
Loans originated for sale	(5,424)	(5,187)
Proceeds from sales of loans held for sale	8,057	3,020
Net increase in accrued interest payable	58	37
Net increase in accrued interest receivable	(42)	(79)
Net decrease in other assets	1	140
Net increase in accrued expenses and other liabilities	1,472	112

Net cash provided by (used in) operating activities	4,153	(1,951)

Cash flows from investing activities:
Proceeds from principal repayments and maturities on securities held to maturity	—	1,105
Proceeds from principal repayments and maturities on securities available for sale	5,092	—
Purchase of securities held to maturity	—	(4,968)
Purchase of securities available for sale	(4,000)	—
Loan disbursements, net of repayments	(17,107)	(10,738)
Purchase of premises and equipment	(1,350)	(1,137)
Purchase of Federal Home Loan Bank stock	(106)	(110)

Net cash used in investing activities	(17,471)	(15,848)

Cash flows from financing activities:
Net increase in deposits	16,025	23,802
Net increase in other borrowings	2,268	2,936
Proceeds from common stock warrants exercised	5,604	92

Net cash provided by financing activities	23,897	26,830

Net increase in cash and cash equivalents	10,579	9,031

Cash and cash equivalents at beginning of period	6,734	10,900

Cash and cash equivalents at end of period	$17,313	19,931

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,343	541

Income taxes	$—	—

Noncash transaction-
Accumulated other comprehensive loss, net change in unrealized loss on securities available for sale, net of taxes	$7	—

See accompanying Notes to Condensed Consolidated Financial Statements.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation. In the opinion of the management of Alarion Financial Services, Inc. (the “Holding Company”), the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position at March 31, 2007 and the results of operations and cash flows for the three-month periods ended March 31, 2007 and 2006. The results of operations for the three-month period ended March 31, 2007, are not necessarily indicative of results that may be expected for the year ending December 31, 2007.

The Holding Company owns 100% of the common stock of Alarion Bank (the “Bank”) (together the “Company”). The Holding Company’s primary activity is the operation of the Bank. The Bank is a state (Florida)-chartered commercial bank. The Bank commenced operations on February 28, 2005. The Holding Company was incorporated on August 16, 2005, and completed its share exchange (to become the parent company of the Bank) on November 16, 2005. The Bank offers a variety of banking and financial services to individual and corporate customers through its four banking offices located in Ocala and Gainesville, Florida. The deposit accounts of the Bank are insured up to the applicable limits by the Federal Deposit Insurance Corporation.

2.	Loans. The components of loans are summarized as follows (in thousands):

		At March 31, 2007	At December 31, 2006
	Commercial real estate	$63,734	58,146
	Residential real estate and home equity	19,685	16,527
	Construction	25,102	18,611
	Commercial	13,850	12,751
	Consumer	1,936	1,308

	Total loans	124,307	107,343

Add/Deduct:	Allowance for loan losses	(1,488)	(1,345)
	Deferred loan costs, net	330	291

	Loans, net	$123,149	106,289

			(continued	)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3.	Loan Impairment and Loan Losses. An analysis of the change in the allowance for loan losses follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Balance at January 1	$1,345	564
Provision for loan losses	143	126

Balance at March 31	$1,488	690

There were no impaired loans at March 31, 2007, or 2006, or during the three months ended March 31, 2007 or 2006. There were no loans on nonaccrual status or accruing loans past due ninety days or more at March 31, 2007 or March 31, 2006.

4.	Loss Per Share. Basic loss per share has been computed on the basis of the weighted-average number of shares of common stock outstanding during the periods, which was 1,960,102 shares and 1,519,417 shares during the three-month periods ended March 31, 2007 and 2006, respectively. All outstanding warrants and stock options are not dilutive due to the net losses of the Company.

5.	Share Based Compensation. Prior to January 1, 2006, the Company’s stock option plan was accounted for under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 (Opinion 25), Accounting for Stock Issued to Employees, and related Interpretations, as permitted by Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation (as amended by Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation Transition and Disclosure) (collectively SFAS 123). No stock-based employee compensation cost was recognized in the Company’s consolidated statements of operations through December 31, 2005, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123 (R), Share-Based Payment (SFAS 123 (R)), using the modified-prospective-transition method. Under the transition method, compensation cost recognized beginning in 2006 includes: (a) compensation cost for all share-base payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value calculated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123 (R). Prior to December 31, 2005, the Company was not considered a public company as defined in SFAS 123 and used the minimum value method to determine stock based compensation. Therefore, the stock options granted in 2005 that vested in 2006 are not required to be expensed by the Company upon implementation of SFAS 123(R). Also, no common stock options were granted in 2006, or for the three months ended March 31, 2007; therefore, no stock based compensation has been recognized by the Company since the adoption of SFAS 123(R).

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.	Share Based Compensation, Continued. The Company adopted a stock option plan for its employees and directors (the “Plan”). Fifteen percent of the total amount of shares outstanding, up to 450,000 shares (currently 325,796 shares), have been reserved under the Plan. Stock options are granted at an exercise price equal to or greater than the fair market value of the common stock on the date of grant. Options granted to directors vest immediately and for employees, the options primarily vest over two years starting with the date of grant and ending on the second anniversary thereof. At March 31, 2007, there were 113,495 options available for future grants under the Plan. A summary of stock option transactions under the Plan for the three-month period ended March 31, 2007, follows ($ in thousands, except per share amounts):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2006	218,001	$10.00
Options forfeited	(5,700)	10.00

Options outstanding at March 31, 2007	212,301	$10.00	8.6 years	$106

Options exercisable at March 31, 2007	193,694	$10.00	8.6 years	$97

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company’s independent registered public accounting firm, have made a limited review of the financial data as of March 31, 2007 and for the three-month periods ended March 31, 2007 and 2006 presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board (United States).

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

Alarion Financial Services, Inc.

Ocala, Florida:

We have reviewed the accompanying condensed consolidated balance sheet of Alarion Financial Services, Inc. and Subsidiary (the “Company”) as of March 31, 2007, and the related condensed consolidated statements of operations, changes in stockholders’ equity and cash flows for the three-month periods ended March 31, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2006, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated March 29, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Hacker, Johnson & Smith PA

HACKER, JOHNSON & SMITH PA
Tampa, Florida
May 8, 2007

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

Management’s Discussion and Analysis

General

Alarion Financial Services, Inc. (the “Holding Company”) owns 100% of the common stock of Alarion Bank (the “Bank”) (collectively the “Company”). The Holding Company’s primary activity is the operation of the Bank. The Bank is a state (Florida)-chartered commercial bank. The Bank began its organizational phase in February 2004. The Bank commenced operations on February 28, 2005. The Holding Company was incorporated on August 16, 2005, and completed its share exchange with the Bank (to become the parent company of the Bank) on November 16, 2005. The Company offers a variety of banking and financial services to individual and corporate customers through its four banking offices located in Ocala and Gainesville, Florida. We intend to open our fifth and sixth banking offices in Ocala, Florida in the third and fourth quarters of 2007.

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

The following table summarizes the Bank’s contractual obligations, including certain on-balance sheet and off-balance sheet obligations, at March 31, 2007 (in thousands):

Contractual Obligations	Total
Time deposit maturities	$79,050
Advances from Federal Home Loan Bank	10,000
Other borrowings	9,037
Commitments to extend credit	14,191
Unused lines of credit	32,695
Standby letters of credit	1,129

Total	$146,102

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. If such minimum amounts and percentages are met, the Bank are considered “adequately capitalized.” If the actual amounts exceed the requirements of “adequately capitalized,” and meet even more stringent minimum standards, they are considered “well capitalized.” Management believes as of March 31, 2007, the Bank meets the capital requirements for a “well capitalized” financial institution.

The table below shows the total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios of the Bank at March 31, 2007 and December 31, 2006, and the minimum required amounts and percentages ($ in thousands).

	Actual			For Capital Adequacy Purposes			For Well Capitalized Purposes
	Amount	Percent		Amount	Percent		Amount	Percent
As of March 31, 2007:
Total capital (to Risk- Weighted Assets)	$17,981	12.66%		$11,362	8.00%		$14,203	10.00%
Tier I Capital (to Risk- Weighted Assets)	16,493	11.61		5,682	4.00		8,524	6.00
Tier I Capital (to Average Assets)	16,493	11.07	*	5,960	4.00	*	7,449	5.00	*

As of December 31, 2006:
Total capital (to Risk- Weighted Assets)	13,888	11.56		9,611	8.00		12,013	10.00
Tier I Capital (to Risk- Weighted Assets)	12,543	10.44		4,806	4.00		7,208	6.00
Tier I Capital (to Average Assets)	12,543	9.35	*	5,366	4.00	*	6,707	5.00	*

*	The Bank is required to maintain an 8.00% Tier I capital ratio throughout the first three years of operations.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

Results of Operations

The following table shows selected ratios for the periods ended or at the dates indicated:

	Three Months Ended March 31, 2007	Year Ended December 31, 2006	Three Months Ended March 31, 2006
Average equity as a percentage of average assets	11.17%	12.61%	16.03%

Total equity to total assets at end of period	12.07%	10.28%	13.90%

Return on average assets (1)	(.16)%	(.33)%	(.53)%

Return on average equity (1)	(1.45)%	(2.63)%	(3.31)%

Noninterest expense to average assets (1)	3.47%	3.60%	3.55%

Nonperforming loans to total loans at end of period (2)	N/A	N/A	N/A

(1)	Annualized for the three months ended March 31, 2007 and 2006.
(2)	Nonperforming loans consist of nonaccrual loans and accruing loans contractually past due ninety days or more.

The following table shows selected yields and rates during the periods indicated:

	Three Months Ended March 31, 2007	Year Ended December 31, 2006	Three Months Ended March 31, 2006
Loans	7.88%	7.83%	7.22%
Securities	6.37%	4.98%	4.67%
Other interest-earning assets	4.36%	4.47%	4.40%
All interest-earning assets	7.46%	6.99%	6.30%
Interest-bearing deposits	4.66%	4.41%	3.79%
Borrowings	4.83%	4.71%	3.96%
All interest-bearing liabilities	4.69%	4.44%	3.80%
Interest-rate spread	2.77%	2.55%	2.50%

Changes in Financial Condition

Total assets increased $25 million or 18%, from $139 million at December 31, 2006 to $165 million at March 31, 2007, primarily as a result of a $14 million increase in net loans, a $11 million increase in cash and cash equivalents and a $1 million decrease in securities available for sale. Deposits increased $16 million from $108 million at December 31, 2006 to $124 million at March 31, 2007, advances from Federal Home Loan Bank remained unchanged and other borrowed funds increased $2 million.

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

	Three Months Ended March 31,
	2007			2006
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	($ in thousands)
Interest-earning assets:
Loans	$110,922	2,154	7.88%	$49,534	882	7.22%
Securities	13,171	207	6.37	11,647	134	4.67
Other (1)	10,322	111	4.36	14,113	153	4.40

Total interest-earning assets	134,415	2,472	7.46	75,294	1,169	6.30

Noninterest-earning assets	15,481			10,576

Total assets	$149,896			$85,870

Interest-bearing liabilities:
Deposits	105,052	1,208	4.66	59,097	553	3.79
Other borrowings	16,193	193	4.83	2,561	25	3.96

Total interest-bearing liabilities	121,245	1,401	4.69	61,658	578	3.80

Noninterest-bearing deposits	10,970			9,892
Noninterest-bearing liabilities	931			556
Stockholders’ equity	16,750			13,764

Total liabilities and stockholders’ equity	$149,896			$85,870

Net interest income		$1,071			$591

Interest-rate spread			2.77%			2.50%

Net interest margin (2)			3.23%			3.18%

Ratio of interest-earning assets to interest-bearing liabilities	1.11				1.22

(1)	Includes interest-earning deposits, federal funds sold and Federal Home Loan Bank stock.
(2)	Net interest margin is annualized net interest income divided by average interest-earning assets.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

Comparison of the Three-Month Periods Ended March 31, 2007 and 2006

General Operating Results. Net loss for the three-month period ended Match 31, 2007 was $60,000, or $(.03) per basic and diluted share, compared to $114,000, or $(.08) per basic and diluted share, for the comparable period in 2006. The $54,000 decrease in net loss resulted primarily from an increase in net interest income of $480,000 and an increase in noninterest income of $155,000, partially offset by a $17,000 increase in provision for loan losses and a $535,000 increase in noninterest expense.

Interest Income. Interest income increased $1.3 million to $2.5 million for the three-month period ended March 31, 2007, when compared to the three-month period ended March 31, 2006. The increase was due to an increase in the average yield earned on interest-earning assets from 6.30% for the three months ended March 31, 2006 to 7.46% for the three months ended March 31, 2007 and a $59.1 million increase in average interest-earning assets outstanding for the three months ended March 31, 2007 compared to the 2006 period.

Interest Expense. Interest expense increased $823,000 from $578,000 for the three-month period ended March 31, 2006 to $1.4 million for the three-month period ended March 31, 2007. The increase was primarily due to an increase of $65.6 million in average interest-bearing liabilities outstanding and an increase in the average cost of interest-bearing liabilities from 3.80% for the three months ended March 31, 2006 to 4.69% for the comparable 2007 period. Average interest-bearing deposits increased from $59.1 million outstanding during the three months ended March 31, 2006 to $105.1 million outstanding during the comparable period for 2007.

Provision for Loan Losses. The provision for loan losses is charged to operations to increase the total loan loss allowance to a level deemed appropriate by management. The provision is based upon the volume and type of lending conducted by the Company, industry standards, general economic conditions, particularly as they relate to the Company’s market area, and other factors related to the collectibility of the Company’s loan portfolio. The Company recorded provisions for loan losses for the three-month periods ended March 21, 2007 and 2006 of $143,000 and $126,000, respectively. The increase in provision was primarily due to the overall growth of the loan portfolio. Management believes that the allowance for loan losses, which was $1.5 million or 1.20% of gross loans at March 31, 2007 is adequate.

Noninterest Income. Noninterest income increased $155,000 during the 2007 period. The increase was primarily due to a $102,000 increase in net gain on sale of loans held for sale when compared to the three-month period ended March 31, 2006.

Noninterest Expense. Noninterest expense increased by $535,000 from $763,000 for the three-month period ended March 31, 2006 to $1.3 million for the three-month period ended March 31, 2007. The increase was primarily due to increases of $373,000 in salaries and employee benefits, $64,000 in occupancy and equipment expense, $27,000 in data processing expense, and $61,000 in other noninterest expense, all related to the overall growth of the Company.

Income Taxes. The income tax benefit was $67,000 for the three-month period ended March 31, 2006 (an effective tax rate of 37.0%) and $38,000 (an effective tax rate of 38.8%) for the corresponding period in 2007.

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

Part II—OTHER INFORMATION

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

Exhibit No.		Description of Exhibit
4.1	(a)	Specimen Common Stock Certificate

4.2	(a)	2004 Warrant Plan and Specimen Warrant Plan

4.3	(c)	2005 Stock Plan

10.1	(a)	Employment Agreement with Jon M. Kurtz

10.2	(a)	Lease for Main Office

19.1	(b)	Report to Shareholders

21.1	(a)	Schedule of Subsidiaries

31.1		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – President and Chief Executive Officer

31.2		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer

32.1		Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – President and Chief Executive Officer

32.2		Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: May 14, 2007

Alarion Financial Services, Inc.

By:	/s/ Jon M. Kurtz
Name:	Jon M. Kurtz, President and Chief Executive Officer

By:	/s/ Matthew Ivers
Name:	Matthew Ivers, Senior Vice President and Chief Financial Officer