Form 10QSB
period 2007-06-30
Alarion Financial Services Inc
filed 2007-08-13
CIK 1353174

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common stock, par value $.01 per share	2,175,871 shares outstanding at August 8, 2007

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

($ in thousands, except per share amounts)

	At June 30, 2007	At December 31, 2006
	(unaudited)
Assets
Cash and due from banks $	6,780	2,781
Interest-earning deposits and federal funds sold	20,083	3,953

Cash and cash equivalents	26,863	6,734

Interest bearing time deposits in banks	1,030	1,000
Securities available for sale	13,631	13,837
Loans, net of allowance for loan losses of $1,685 and $1,345	138,498	106,289
Loans held for sale	—	2,436
Accrued interest receivable	782	648
Premises and equipment, net	8,498	6,724
Federal Home Loan Bank stock, at cost	836	595
Deferred income taxes	1,002	990
Other assets	182	191

Total assets	$191,322	139,444

Liabilities and Stockholders' Equity
Liabilities:
Noninterest-bearing demand deposits	13,155	9,615
NOW, money-market and savings deposits	32,113	29,927
Time deposits < $100,000	53,410	35,142
Time deposits > = $100,000	48,739	32,958

Total deposits	147,417	107,642

Federal Home Loan Bank advances	13,000	10,000
Other borrowings	9,544	6,769
Accrued interest payable	612	400
Accrued expenses and other liabilities	742	296

Total liabilities	171,315	125,107

Stockholders' equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value; 4,000,000 shares authorized, 2,175,455 and 1,607,140 shares issued and outstanding in 2007 and 2006	22	16
Additional paid-in capital	21,679	16,002
Accumulated deficit	(1,662)	(1,660)
Accumulated other comprehensive loss	(32)	(21)

Total stockholders' equity	20,007	14,337

Total liabilities and stockholders' equity	$191,322	139,444

See accompanying Notes to Condensed Consolidated Financial Statements.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDARY

Condensed Consolidated Statements of Operations (Unaudited)

($ in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Interest income:
Loans	$2,542	1,201	4,696	2,083
Securities	192	192	399	326
Other	143	156	253	309

Total interest income	2,877	1,549	5,348	2,718

Interest expense:
Deposits	1,393	743	2,601	1,296
Borrowings	163	68	356	93

Total interest expense	1,556	811	2,957	1,389

Net interest income	1,321	738	2,391	1,329

Provision for loan losses	198	232	340	358

Net interest income after provision for loan losses	1,123	506	2,051	971

Noninterest income:
Deposit account fees	52	27	99	42
Net gain on sales of loans held for sale	—	124	197	193
Loan brokerage fees	220	114	221	140
Other	32	11	60	18

Total noninterest income	304	276	577	393

Noninterest expense:
Salaries and employee benefits	774	476	1,546	875
Occupancy and equipment	173	120	346	229
Data processing	94	53	168	101
Professional services	52	59	83	96
Advertising and promotion	41	40	94	74
Office supplies and printing	37	40	71	75
Other	167	141	328	242

Total noninterest expense	1,338	929	2,636	1,692

Earnings (loss) before income tax expense (benefit)	89	(147)	(8)	(328)

Income tax expense (benefit)	31	(50)	(6)	(117)

Net earnings (loss)	$58	(97)	(2)	(211)

Earnings (loss) per share – basic	$0.03	(0.06)	(0.00)	(0.14)

Earnings (loss) per share – diluted	$0.03	(0.06)	(0.00)	(0.14)

Weighted-average number of common shares outstanding, basic	2,173,120	1,530,877	2,067,200	1,525,179

Weighted-average number of common shares outstanding, diluted	2,218,193	1,530,877	2,067,200	1,525,179

Dividends per share	$—	—	—	—

See accompanying Notes to Condensed Consolidated Financial Statements.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

Six Months Ended June 30, 2007 and 2006

($ in thousands)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2005	1,514,200	$15	15,073	(1,297)	—	13,791

Comprehensive income (loss)-
Net loss (unaudited)	—	—	—	(211)	—	(211)

Warrants exercised (unaudited)	19,150	—	192	—	—	192

Balance at June 30, 2006 (unaudited)	1,533,350	$15	15,265	(1,508)	—	13,772

Balance at December 31, 2006	1,607,140	16	16,002	(1,660)	(21)	14,337

Comprehensive (loss):
Net loss (unaudited)	—	—	—	(2)	—	(2)

Net change in unrealized loss on securities available for sale, net of taxes (unaudited)	—	—	—	—	(11)	(11)

Comprehensive loss (unaudited)						(13)

Warrants exercised (unaudited)	568,315	6	5,677	—	—	5,683

Balance at June 30, 2007 (unaudited)	2,175,455	$22	21,679	(1,662)	(32)	20,007

See accompanying Notes to Condensed Consolidated Financial Statements.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(2)	(211)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for loan losses	340	358
Depreciation and amortization	163	122
Deferred income tax benefit	(6)	(117)
Net amortization on premiums and discounts on securities	—	(34)
Net amortization of deferred loan fees and costs	213	110
Net gain on sales of loans held for sale	(197)	(193)
Loans originated for sale	(5,424)	(15,858)
Proceeds from sales of loans held for sale	8,057	13,472
Net increase in accrued interest payable	212	92
Net increase in accrued interest receivable	(134)	(200)
Net decrease in other assets	9	126
Net increase in accrued expenses and other liabilities	446	205

Net cash provided by (used in) operating activities	3,677	(2,128)

Cash flows from investing activities:
Proceeds from principal repayments and maturities on securities held to maturity	—	2,241
Proceeds from principal repayments and maturities on securities available for sale	7,187	—
Purchase of securities held to maturity	—	(5,968)
Purchase of securities available for sale	(6,998)	—
Purchases of time deposits	(30)	(1,000)
Loan disbursements, net of repayments	(32,762)	(28,797)
Purchase of premises and equipment	(1,937)	(1,408)
Purchase of Federal Home Loan Bank stock	(241)	(335)

Net cash used in investing activities	(34,781)	(35,267)

Cash flows from financing activities:
Net increase in deposits	39,775	33,007
Net increase in advances from Federal Home Loan Bank	3,000	5,000
Net increase in other borrowings	2,775	4,393
Proceeds from common stock warrants exercised	5,683	192

Net cash provided by financing activities	51,233	42,592

Net increase in cash and cash equivalents	20,129	5,197

Cash and cash equivalents at beginning of period	6,734	10,900

Cash and cash equivalents at end of period	$26,863	16,097

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$3,969	1,297

Income taxes	$—	—

Noncash transaction-
Accumulated other comprehensive loss, net change in unrealized loss on securities available for sale, net of taxes	$(11)	7

See accompanying Notes to Condensed Consolidated Financial Statements.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation. In the opinion of the management of Alarion Financial Services, Inc. (the “Holding Company”), the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position at June 30, 2007 and the results of operations for the three- and six-month periods ended June 30, 2007 and 2006 and cash flows for the six-month periods ended June 30, 2007 and 2006. The results of operations for the three- and six-month periods ended June 30, 2007, are not necessarily indicative of results that may be expected for the year ending December 31, 2007.

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

2. Loans. The components of loans are summarized as follows (in thousands):

		At June 30, 2007	At December 31, 2006
	Commercial real estate	$71,022	58,146
	Residential real estate and home equity	25,757	16,527
	Construction	26,960	18,611
	Commercial	14,084	12,751
	Consumer	2,004	1,308

	Total loans	139,827	107,343

Add/Deduct:	Allowance for loan losses	(1,685)	(1,345)
	Deferred loan costs, net	356	291

	Loans, net	$138,498	106,289

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3. Loan Impairment and Loan Losses. An analysis of the change in the allowance for loan losses follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Beginning balance	$1,487	690	1,345	564
Provision for loan losses	198	232	340	358

Ending balance	$1,685	922	1,685	922

There were no impaired loans at June 30, 2007, or December 31, 2006, or during the three and six months ended June 30, 2007 or 2006. There were no loans on nonaccrual status or accruing loans past due ninety days or more at June 30, 2007 or December 31, 2006.

4. Earnings (Loss) Per Share. Earnings (loss) per share (“EPS”) of common stock has been computed on the basis of the weighted-average number of shares of common stock outstanding. Outstanding stock options and warrants were not considered dilutive securities for the three and six month periods ended June 30, 2006 and for the six month period ending June 30, 2007 due to the net loss incurred by the Company. Outstanding stock options and warrants are considered dilutive securities for the three months ended June 30, 2007 for the purposes of calculating diluted EPS, which is computed using the treasury stock method. The following table represents the calculations of the weighted-average number of shares for diluted EPS for the three-months ended June 30, 2007.

Weighted-Average Shares
For basic EPS	2,173,120
Effect of dilutive securities-incremental shares from assumed conversion of options and warrants	45,073

For diluted EPS	2,218,193

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5. Share Based Compensation. Prior to January 1, 2006, the Company’s stock option plan was accounted for under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 (Opinion 25), Accounting for Stock Issued to Employees, and related Interpretations, as permitted by Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation (as amended by Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation Transition and Disclosure) (collectively SFAS 123). No stock-based employee compensation cost was recognized in the Company’s consolidated statements of operations through December 31, 2005, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123 (R), Share-Based Payment (SFAS 123 (R)), using the modified-prospective-transition method. Under the transition method, compensation cost recognized beginning in 2006 includes: (a) compensation cost for all share-base payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value calculated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123 (R). Prior to December 31, 2005, the Company was not considered a public company as defined in SFAS 123 and used the minimum value method to determine stock based compensation. Therefore, the stock options granted in 2005 that vested in 2006 and 2007 are not required to be expensed by the Company upon implementation of SFAS 123(R). Also, no common stock options were granted in 2006, or for the six months ended June 30, 2007; therefore, no stock based compensation has been recognized by the Company since the adoption of SFAS 123(R).

The Company adopted a stock option plan for its employees and directors (the “Plan”). Fifteen percent of the total amount of shares outstanding, up to 450,000 shares (currently 326,318 shares), have been reserved under the Plan. Stock options are granted at an exercise price equal to or greater than the fair market value of the common stock on the date of grant. Options granted to directors vest immediately and for employees, the options primarily vest over two years starting with the date of grant and ending on the second anniversary thereof. At June 30, 2007, there were 114,517 options available for future grants under the Plan. A summary of stock option transactions under the Plan for the six-month period ended June 30, 2007, follows ($ in thousands, except per share amounts):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2006	218,001	$10.00
Options forfeited	(11,200)	10.00

Options outstanding at June 30, 2007	206,801	$10.00	8.3 years	$103

Options exercisable at June 30, 2007	189,528	$10.00	8.3 years	$95

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company’s independent registered public accounting firm, have made a limited review of the financial data as of June 30, 2007, and for the three- and six-month periods ended June 30, 2007 and 2006 presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board (United States).

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

Alarion Financial Services, Inc.

Ocala, Florida:

We have reviewed the accompanying condensed consolidated balance sheet of Alarion Financial Services, Inc. and Subsidiary (the “Company”) as of June 30, 2007, the related condensed consolidated statements of operations for the three- and six-month periods ended June 30, 2007 and 2006, and the related condensed consolidated statements of cash flows and changes in stockholders’ equity for the six-month periods ended June 30, 2007 and 2006. These interim condensed financial statements are the responsibility of the Company’s management.

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

/s/ Hacker, Johnson & Smith PA

HACKER, JOHNSON & SMITH PA
Tampa, Florida
August 7, 2007

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

Item 2.	Management’s Discussion and Analysis

General

Alarion Financial Services, Inc. (the “Holding Company”) owns 100% of the common stock of Alarion Bank (the “Bank”) (collectively the “Company”). The Holding Company’s primary activity is the operation of the Bank. The Bank is a state (Florida)-chartered commercial bank. The Bank began its organizational phase in February 2004. The Bank commenced operations on February 28, 2005. The Holding Company was incorporated on August 16, 2005, and completed its share exchange with the Bank (to become the parent company of the Bank) on November 16, 2005. The Company offers a variety of banking and financial services to individual and corporate customers through its five banking offices located in Ocala and Gainesville, Florida. The Company intends to open its sixth banking office in Ocala, Florida in the fourth quarter of 2007.

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

The following table summarizes the Bank’s contractual obligations, including certain on-balance sheet and off-balance sheet obligations, at June 30, 2007 (in thousands):

Contractual Obligations	Total
Time deposit maturities	$102,149
Advances from Federal Home Loan Bank	13,000
Other borrowings	9,544
Commitments to extend credit	13,105
Unused lines of credit	34,178
Standby letters of credit	1,029

Total	$173,005

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. If such minimum amounts and percentages are met, the Bank is considered “adequately capitalized.” If the actual amounts exceed the requirements of “adequately capitalized,” and meet even more stringent minimum standards, they are considered “well capitalized.” Management believes as of June 30, 2007, the Bank meets the capital requirements for a “well capitalized” financial institution.

The table below shows the total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios of the Bank at June 30, 2007 and December 31, 2006, and the minimum required amounts and percentages ($ in thousands).

	Actual			For Capital Adequacy Purposes			For Well Capitalized Purposes
	Amount	Percent		Amount	Percent		Amount	Percent
As of June 30, 2007:
Total capital (to Risk-Weighted Assets)	$18,274	11.59%		$12,614	8.00%		$15,767	10.00%
Tier I Capital (to Risk-Weighted Assets)	16,589	10.53		6,302	4.00		9,452	6.00
Tier I Capital (to Average Assets)	16,589	9.70		6,841	4.00	*	8,551	5.00	*

As of December 31, 2006:
Total capital (to Risk-Weighted Assets)	13,888	11.56		9,611	8.00		12,013	10.00
Tier I Capital (to Risk-Weighted Assets)	12,543	10.44		4,806	4.00		7,208	6.00
Tier I Capital (to Average Assets)	12,543	9.35	*	5,366	4.00	*	6,707	5.00	*

*	The Bank is required to maintain an 8.00% Tier I capital ratio throughout the first three years of operations.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

Results of Operations

The following table shows selected ratios for the periods ended or at the dates indicated:

	Six Months Ended June 30, 2007	Year Ended December 31, 2006	Six Months Ended June 30, 2006
Average equity as a percentage of average assets	11.27%	12.61%	14.44%

Total equity to total assets at end of period	10.46%	10.28%	11.99%

Return on average assets (1)	0.00%	(.33)%	(.44)%

Return on average equity (1)	(0.02)%	(2.63)%	(3.06)%

Noninterest expense to average assets (1)	3.30%	3.60%	3.55%

Nonperforming loans to total loans at end of period (2)	N/A	N/A	N/A

(1)	Annualized for the six months ended June 30, 2007 and 2006.
(2)	Nonperforming loans consist of nonaccrual loans and accruing loans contractually past due ninety days or more.

Changes in Financial Condition

Total assets increased $52 million or 37%, from $139 million at December 31, 2006 to $191 million at June 30, 2007, primarily as a result of a $32 million increase in net loans and a $20 million increase in cash and cash equivalents. Deposits increased $39 million from $108 million at December 31, 2006 to $147 million at June 30, 2007, advances from Federal Home Loan Bank increased $3 million and other borrowings increased $3 million.

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

	Three Months Ended June 30,
	2007			2006
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	($ in thousands)
Interest-earning assets:
Loans	$133,317	2,542	7.65%	$64,329	1,201	7.49%
Securities	14,126	192	5.45	15,784	192	4.88
Other (1)	12,550	143	4.57	13,082	156	4.78

Total interest-earning assets	159,993	2,877	7.21	93,195	1,549	6.67

Noninterest-earning assets	11,905			11,611

Total assets	$171,898			$104,806

Interest-bearing liabilities:
Deposits	117,266	1,393	4.76	72,744	743	4.09
Other borrowings	19,575	163	3.34	6,059	68	4.50

Total interest-bearing liabilities	136,841	1,556	4.56	78,803	811	4.12

Noninterest-bearing deposits	14,090			11,220
Noninterest-bearing liabilities	994			1,003
Stockholders' equity	19,973			13,780

Total liabilities and stockholders' equity	$171,898			$104,806

Net interest income		$1,321			$738

Interest-rate spread			2.65%			2.55%

Net interest margin (2)			3.31%			3.18%

Ratio of interest-earning assets to interest-bearing liabilities	1.17			1.18

(1)	Includes interest-earning deposits, federal funds sold, time deposits and Federal Home Loan Bank stock.
(2)	Net interest margin is annualized net interest income divided by average interest-earning assets.

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

	Six Months Ended June 30,
	2007			2006
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	($ in thousands)
Interest-earning assets:
Loans	$124,244	4,696	7.62%	$56,972	2,083	7.37%
Securities	13,651	399	5.89	13,727	326	4.79
Other (1)	11,442	253	4.46	13,595	309	4.58

Total interest-earning assets	149,337	5,348	7.22	84,294	2,718	6.50

Noninterest-earning assets	11,621			11,093

Total assets	$160,958			$95,387

Interest-bearing liabilities:
Deposits	110,097	2,601	4.76	65,958	1,296	3.96
Other borrowings	17,894	356	4.01	4,320	93	4.34

Total interest-bearing liabilities	127,991	2,957	4.66	70,278	1,389	3.99

Noninterest-bearing deposits	13,863			10,554
Noninterest-bearing liabilities	963			781
Stockholders' equity	18,141			13,774

Total liabilities and stockholders' equity	$160,958			$95,387

Net interest income		$2,391			$1,329

Interest-rate spread			2.56%			2.51%

Net interest margin (2)			3.23%			3.18%

Ratio of interest-earning assets to interest-bearing liabilities	1.17			1.20

(1)	Includes interest-earning deposits, federal funds sold, time deposits and Federal Home Loan Bank stock.
(2)	Net interest margin is annualized net interest income divided by average interest-earning assets.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

Comparison of the Three-Month Periods Ended June 30, 2007 and 2006

General Operating Results. Net income for the three-month period ended June 30, 2007 was $59,000, or $0.03 per basic and $.0.03 per diluted share, compared to a loss of $97,000, or $(.06) per basic share and diluted share, for the comparable period in 2006. The $156,000 change resulted primarily from an increase in net interest income of $583,000, an increase in noninterest income of $28,000, and a decrease of $34,000 in provision for loan losses, partially offset by a $408,000 increase in noninterest expense.

Interest Income. Interest income increased $1.3 million to $2.9 million for the three-month period ended June 30, 2007, when compared to the three-month period ended June 30, 2006. The increase was due to an increase in the average yield earned on interest-earning assets from 6.67% for the three months ended June 30, 2006 to 7.21% for the three months ended June 30, 2007 and a $66.8 million increase in average interest-earning assets outstanding for the three months ended June 30, 2007 compared to the 2006 period.

Interest Expense. Interest expense increased $745,000 from $811,000 for the three-month period ended June 30, 2006 to $1.6 million for the three-month period ended June 30, 2007. The increase was primarily due to an increase of $58 million in average interest-bearing liabilities outstanding and an increase in the average cost of interest-bearing liabilities from 4.12% for the three months ended June 30, 2006 to 4.56% for the comparable 2007 period. Average interest-bearing deposits increased from $72.7 million outstanding during the three months ended June 30, 2006 to $117.3 million outstanding during the comparable period for 2007.

Provision for Loan Losses. The provision for loan losses is charged to operations to increase the total loan loss allowance to a level deemed appropriate by management. The provision is based upon the volume and type of lending conducted by the Company, industry standards, general economic conditions, particularly as they relate to the Company’s market area, and other factors related to the collectibility of the Company’s loan portfolio. The company recorded provisions for loan losses for the three-month periods ended June 30, 2007 and 2006 of $198,000 and $232,000, respectively. Management believes that the allowance for loan losses, which was $1.7 million or 1.20% of gross loans at June 30, 2007 is adequate.

Noninterest Income. Noninterest income increased $28,000 during the 2007 period. The increase was primarily due to a $106,000 increase in loan brokerage fees and a $25,000 increase in deposit account fees, partially offset by a $124,000 decrease in net gain on sale of loans held for sale when compared to the three-month period ended June 30, 2006.

Noninterest Expense. Noninterest expense increased by $409,000 from $929,000 for the three-month period ended June 30, 2006 to $1.3 million for the three-month period ended June 30, 2007. The increase was primarily due to increases of $298,000 in salaries and employee benefits, $53,000 in occupancy and equipment expense, $41,000 in data processing expense, and $26,000 in other noninterest expense, all related to the overall growth of the Company.

Income Taxes. The income tax benefit was $50,000 for the three-month period ended June 30, 2006 (an effective tax rate of 34.0%). The income tax expense was $31,000 (an effective tax rate of 34.8%) for the corresponding period in 2007.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

Comparison of the Six-Month Periods Ended June 30, 2007 and 2006

General Operating Results. Net loss for the six-month period ended June 30, 2007 was $2,000, or $0.00 per basic and diluted share, compared to a loss of $211,000, or $(.14) per basic share and diluted share, for the comparable period in 2006. The $209,000 decrease in net loss resulted primarily from an increase in net interest income of $1.1 million, an increase in noninterest income of $184,000, and a decrease of $18,000 in provision for loan losses, partially offset by a $944,000 increase in noninterest expense.

Interest Income. Interest income increased $2.6 million to $5.3 million for the six-month period ended June 30, 2007, when compared to the six-month period ended June 30, 2006. The increase was due to an increase in the average yield earned on interest-earning assets from 6.50% for the six months ended June 30, 2006 to 7.22% for the six months ended June 30, 2007 and a $65 million increase in average interest-earning assets outstanding for the six months ended June 30, 2007 compared to the 2006 period.

Interest Expense. Interest expense increased $1.6 million from $1.4 million for the six-month period ended June 30, 2006 to $3.0 million for the six-month period ended June 30, 2007. The increase was primarily due to an increase of $57.7 million in average interest-bearing liabilities outstanding and an increase in the average cost of interest-bearing liabilities from 3.99% for the six months ended June 30, 2006 to 4.66% for the comparable 2007 period. Average interest-bearing deposits increased from $66.0 million outstanding during the six months ended June 30, 2006 to $110.1 million outstanding during the comparable period for 2007.

Provision for Loan Losses. The provision for loan losses is charged to operations to increase the total loan loss allowance to a level deemed appropriate by management. The provision is based upon the volume and type of lending conducted by the Company, industry standards, general economic conditions, particularly as they relate to the Company’s market area, and other factors related to the collectibility of the Company’s loan portfolio. The company recorded provisions for loan losses for the six-month periods ended June 30, 2007 and 2006 of $340,000 and $358,000, respectively. Management believes that the allowance for loan losses, which was $1.7 million or 1.20% of gross loans at June 30, 2007 is adequate.

Noninterest Income. Noninterest income increased $184,000 during the 2007 period. The increase was primarily due to a $81,000 increase in loan brokerage fees and a $57,000 increase in deposit account fees when compared to the six-month period ended June 30, 2006.

Noninterest Expense. Noninterest expense increased by $944,000 from $1.7 million for the six-month period ended June 30, 2006 to $2.6 million for the six-month period ended June 30, 2007. The increase was primarily due to increases of $671,000 in salaries and employee benefits, $117,000 in occupancy and equipment expense, $67,000 in data processing expense, and $86,000 in other noninterest expense, all related to the overall growth of the Company.

Income Taxes. The income tax benefit was $117,000 for the six-month period ended June 30, 2006 (an effective tax rate of 35.70%) and $6,000 (an effective tax rate of 75%) for the corresponding period in 2007.

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

The Annual Meeting of Shareholders (“Annual Meeting”) of Alarion Financial Services, Inc. was held at the Gainesville Country Club, 7300 SW 35th Way, Gainesville, Florida on May 9, 2007, at 3:00 p.m. Eastern Time.

There were 2,062,947 outstanding shares entitled to be cast at the Annual Meeting, of which 1,031,475 represents a majority.

At the Annual Meeting 1,244,059 shares were present in person or by proxy. The following is a summary and tabulation of the matters that were voted upon at the Annual Meeting:

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

Item 4.	Submission of Matters to a Vote of Security Holders, Continued

PROPOSAL I. Election of the following directors, each for a one-year term:

	For	Withheld
Spencer R. Barrett	1,229,059	15,000
Carol R. Bosshardt	1,229,059	15,000
Gloria W. Fletcher	1,229,059	15,000
Michael P. Hill	1,229,059	15,000
Jon M. Kurtz	1,229,059	15,000
Ignacio L. Leon	1,229,059	15,000
Loralee W. Miller	1,229,059	15,000
Job E. White	1,229,059	15,000
Thomas W. Williams, Jr.	1,228,309	15,750

PROPOSAL II: Ratification of the appointment of Hacker, Johnson & Smith PA as Alarion Bank’s independent auditor for the fiscal year ending December 31, 2007:

For	Against	Abstain
1,205,409	19,500	19,150

PROPOSAL III. Adjournment of the Annual Meeting to solicit additional proxies in the event there are not sufficient votes to approve any one or more of the above Proposals:

For	Against	Abstain
1,201,309	23,250	19,500

Item 5.	Other Information

Not applicable

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

Item 6.	Exhibits

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

Date: August 9, 2007

Alarion Financial Services, Inc.

By:	/s/ Jon M. Kurtz
Name:	Jon M. Kurtz, President and
Chief Executive Officer

By:	/s/ Matthew Ivers
Name:	Matthew Ivers, Senior Vice President
and Chief Financial Officer