Form 10QSB
period 2007-09-30
Alarion Financial Services Inc
filed 2007-11-13
CIK 1353174

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common stock, par value $.01 per share	2,183,235 shares outstanding at November 8, 2007

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

($ in thousands, except per share amounts)

	At September 30, 2007	At December 31, 2006
	(unaudited)
Assets
Cash and due from banks	$1,253	2,781
Interest-earning deposits and federal funds sold	19,661	3,953

Cash and cash equivalents	20,914	6,734

Interest bearing time deposits in banks	1,039	1,000
Securities available for sale	20,584	13,837
Loans, net of allowance for loan losses of $1,820 and $ 1,345	151,473	106,289
Loans held for sale	—	2,436
Accrued interest receivable	914	648
Premises and equipment, net	8,639	6,724
Federal Home Loan Bank stock, at cost	836	595
Deferred income taxes	946	990
Other assets	222	191

Total assets	$205,567	139,444

Liabilities and Stockholders' Equity

Liabilities:
Noninterest-bearing demand deposits	13,255	9,615
NOW, money-market and savings deposits	41,171	29,927
Time deposits < $ 100,000	60,341	35,142
Time deposits > = $ 100,000	47,513	32,958

Total deposits	162,280	107,642

Federal Home Loan Bank advances	13,000	10,000
Other borrowings	8,285	6,769
Accrued interest payable	708	400
Accrued expenses and other liabilities	1,102	296

Total liabilities	185,375	125,107

Stockholders' equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value; 4,000,000 shares authorized, 2,181,871 and 1,607,140 shares issued and outstanding in 2007 and 2006	22	16
Additional paid-in capital	21,800	16,002
Accumulated deficit	(1,637)	(1,660)
Accumulated other comprehensive income (loss)	7	(21)

Total stockholders' equity	20,192	14,337

Total liabilities and stockholders' equity	$205,567	139,444

See accompanying Notes to Condensed Consolidated Financial Statements.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDARY

Condensed Consolidated Statements of Operations (Unaudited)

($ in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Interest income:
Loans	$2,760	1,587	7,456	3,670
Securities	276	207	675	533
Other	260	150	514	459

Total interest income	3,296	1,944	8,645	4,662

Interest expense:
Deposits	1,688	918	4,289	2,214
Borrowings	211	131	568	224

Total interest expense	1,899	1,049	4,857	2,438

Net interest income	1,397	895	3,788	2,224

Provision for loan losses	135	205	475	563

Net interest income after provision for loan losses	1,262	690	3,313	1,661

Noninterest income:
Deposit account fees	72	41	172	84
Net gain on sales of loans held for sale	—	158	197	352
Loan brokerage fees	192	69	412	207
Other	25	23	84	42

Total noninterest income	289	291	865	685

Noninterest expense:
Salaries and employee benefits	862	562	2,408	1,438
Occupancy and equipment	192	140	539	369
Data processing	98	62	266	163
Professional services	40	60	122	156
Advertising and promotion	46	36	140	110
Office supplies and printing	41	28	113	103
Other	215	134	542	376

Total noninterest expense	1,494	1,022	4,130	2,715

Earnings (loss) before income tax expense (benefit)	57	(41)	48	(369)

Income tax expense (benefit)	32	(12)	25	(129)

Net earnings (loss)	$25	(29)	23	(240)

Earnings (loss) per share – basic	$0.01	(0.02)	0.01	(0.16)

Earnings (loss) per share – diluted	$0.01	(0.02)	0.01	(0.16)

Weighted-average number of common shares outstanding, basic	2,179,849	1,539,067	2,105,162	1,529,859

Weighted-average number of common shares outstanding, diluted	2,199,701	1,539,067	2,128,711	1,529,859

Dividends per share	$—	—	—	—

See accompanying Notes to Condensed Consolidated Financial Statements.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

Nine Months Ended September 30, 2007 and 2006

($ in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2005	1,514,200	$15	15,073	(1,297)	—	13,791
Comprehensive income (loss)- Net loss (unaudited)	—	—	—	(240)	—	(240)
Warrants exercised (unaudited)	28,675	—	287	—	—	287

Balance at September 30, 2006 (unaudited)	1,542,875	$15	15,360	(1,537)	—	13,838

Balance at December 31, 2006	1,607,140	16	16,002	(1,660)	(21)	14,337

Comprehensive income:
Net earnings (unaudited)	—	—	—	23	—	23
Net change in unrealized loss on securities available for sale, net of taxes (unaudited)	—	—	—	—	28	28

Comprehensive income (unaudited)						51

Share-based compensation (unaudited)	—	—	57	—	—	57
Stock options and warrants exercised (unaudited)	574,731	6	5,741	—	—	5,747

Balance at September 30, 2007 (unaudited)	2,181,871	$22	21,800	(1,637)	7	20,192

See accompanying Notes to Condensed Consolidated Financial Statements.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net earnings (loss)	$23	(240)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Provision for loan losses	475	563
Share-based compensation	57	—
Depreciation and amortization	255	191
Deferred income tax expense (benefit)	25	(129)
Net amortization on premiums and discounts on securities	—	(41)
Net amortization of deferred loan fees and costs	121	228
Net gain on sales of loans held for sale	(197)	(352)
Loans originated for sale	(5,424)	(24,201)
Proceeds from sales of loans held for sale	8,057	23,394
Net increase in accrued interest payable	308	155
Net increase in accrued interest receivable	(266)	(336)
Net (increase) decrease in other assets	(31)	110
Net increase in accrued expenses and other liabilities	806	3,470

Net cash provided by operating activities	4,209	2,812

Cash flows from investing activities:
Proceeds from principal repayments and maturities on securities held to maturity	—	5,341
Proceeds from principal repayments and maturities on securities available for sale	9,300	—
Purchase of securities held to maturity	—	(9,968)
Purchase of securities available for sale	(16,000)	—
Purchase of time deposits	(39)	(1,000)
Loan disbursements, net of repayments	(45,780)	(49,165)
Purchases of premises and equipment	(2,170)	(1,607)
Purchase of Federal Home Loan Bank stock	(241)	(470)

Net cash used in investing activities	(54,930)	(56,869)

Cash flows from financing activities:
Net increase in deposits	54,638	45,869
Net increase in other borrowings	1,516	4,493
Net increase in advances from Federal Home Loan Bank	3,000	8,000
Proceeds from common stock options and warrants exercised	5,747	287

Net cash provided by financing activities	64,901	58,649

Net increase in cash and cash equivalents	14,180	4,592

Cash and cash equivalents at beginning of period	6,734	10,900

Cash and cash equivalents at end of period	$20,914	15,492

Supplemental disclosure of cash flow information:
Cash paid during the period for: Interest	$4,656	2,283

Income taxes	$—	—

Noncash transaction-
Accumulated other comprehensive income (loss), net change in unrealized loss on securities available for sale, net of taxes	$28	—

See accompanying Notes to Condensed Consolidated Financial Statements.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation. In the opinion of the management of Alarion Financial Services, Inc. (the “Holding Company”), the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position at September 30, 2007 and the results of operations for the three- and nine-month periods ended September 30, 2007 and 2006 and cash flows for the nine-month periods ended September 30, 2007 and 2006. The results of operations for the three- and nine-month periods ended September 30, 2007, are not necessarily indicative of results that may be expected for the year ending December 31, 2007.

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

2. Loans. The components of loans are summarized as follows (in thousands):

		At September 30, 2007	At December 31, 2006
	Commercial real estate	$73,380	58,146
	Residential real estate and home equity	27,386	16,527
	Construction	35,655	18,611
	Commercial	14,123	12,751
	Consumer	2,393	1,308

	Total loans	152,937	107,343

Add/Deduct:	Allowance for loan losses	(1,820)	(1,345)
	Deferred loan costs, net	356	291

	Loans, net	$151,473	106,289

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3. Loan Impairment and Loan Losses. An analysis of the change in the allowance for loan losses follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Balance at beginning of period	$1,685	922	1,345	564
Provision for loan losses	135	205	475	563

Balance at September 30	$1,820	1,127	1,820	1,127

There were no impaired loans at September 30, 2007, or December 31, 2006, or during the three and nine months ended September 30, 2007 or 2006. There were no loans on nonaccrual status or accruing loans past due ninety days or more at September 30, 2007 or December 31, 2006.

4. Earnings (Loss) Per Share. Earnings (loss) per share (“EPS”) of common stock has been computed on the basis of the weighted-average number of shares of common stock outstanding. Outstanding stock options and warrants were not considered dilutive securities for the three and nine month periods ended September 30, 2006 due to the net loss incurred by the Company. Outstanding stock options and warrants are considered dilutive securities for the three and nine month periods ended September 30, 2007 for the purposes of calculating diluted EPS, which is computed using the treasury stock method. The following table represents the calculations of the weighted-average number of shares for diluted EPS.

Weighted-Average Shares
Three Months Ended September 30, 2007:
For basic EPS	2,179,849
Effect of dilutive securities-incremental shares from assumed conversion of options and warrants	19,852

For diluted EPS	2,199,701

Nine Months Ended September 30, 2007:
For basic EPS	2,105,162
Effect of dilutive securities-incremental shares from assumed conversion of options and warrants	23,549

For diluted EPS	2,128,711

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

4. Earnings (Loss) Per Share, Continued. For the three- and nine- month periods ended September 30, 2007, the following options were excluded from the calculation of earnings per share due to the exercise price exceeding the average market price for the period:

Number of Outstanding Options	Exercise Price	Expiration Date
77,850	$10.50	2017

5. Share Based Compensation. Prior to January 1, 2006, the Company’s stock option plan was accounted for under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 (Opinion 25), Accounting for Stock Issued to Employees, and related Interpretations, as permitted by Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation (as amended by Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation Transition and Disclosure) (collectively SFAS 123). No stock-based employee compensation cost was recognized in the Company’s consolidated statements of operations through December 31, 2005, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123 (R), Share-Based Payment (SFAS 123 (R)), using the modified-prospective-transition method. Under the transition method, compensation cost recognized beginning in 2006 includes: (a) compensation cost for all share-base payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value calculated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123 (R). Prior to December 31, 2005, the Company was not considered a public company as defined in SFAS 123 and used the minimum value method to determine stock based compensation. Therefore, the stock options granted in 2005 that vested in 2006 and 2007 are not required to be expensed by the Company upon implementation of SFAS 123(R). The Company recognizes stock-based compensation for all subsequent options granted in salaries and employee benefits in the accompanying consolidated statements of operations on a straight-line basis over the vesting period.

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5. Share Based Compensation, Continued. The Company adopted a stock option plan for its employees and directors (the “Plan”). Fifteen percent of the total amount of shares outstanding, up to 450,000 shares (currently 327,281 shares), have been reserved under the Plan. Stock options are granted at an exercise price equal to or greater than the fair market value of the common stock on the date of grant. Options granted to directors vest immediately and for employees, the options primarily vest over two years starting with the date of grant and ending on the second anniversary thereof. At September 30, 2007, there were 47,525 options available for future grants under the Plan. A summary of stock option transactions under the Plan for the nine-month period ended September 30, 2007, follows ($ in thousands, except per share amounts):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2006	218,001	$10.00
Options forfeited	(21,095)	10.00
Options granted	77,850	10.50
Options exercised	(666)	10.00

Options outstanding at September 30, 2007	274,090	$10.14	8.68 years	$98

Options exercisable at September 30, 2007	218,826	$10.09	8.50 years	$90

There were no options granted in 2006. The fair value of each option granted for the three- and nine- month periods ended September 30, 2007 is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions ($ in thousands):

Risk-free interest rate	4.22%
Dividend yield	—%
Expected stock volatility	6.54%
Expected life in years	5.50
Per share grant-date fair value of options issued during the year	$2.18

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5. Share Based Compensation, Continued. As part of its adoption of SFAS 123(R), the Company examined its historical pattern of option exercises in an effort to determine if there were any patterns based on certain employee populations. From this analysis, the Company could not identify any patterns in the exercise of options. As such, the Company used the guidance in Staff Accounting Bulletin No. 107 to determine the estimated life of options issued subsequent to the adoption of SFAS 123(R). Expected volatility is based on historical volatility of similar size financial institutions. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield assumption is based on the Company’s history and expectation of dividend payments.

There were 666 options exercised during the nine month period ended September 30, 2007 and none during the nine month period ended September 30, 2006. There was no intrinsic value or tax benefit related to these options exercised. At September 30, 2007 there was approximately $113,000 of total unrecognized compensation expense related to the nonvested share-based compensation arrangement granted under the plans. The cost is expected to be recognized over a weighted-average period of 24 months. The total fair value of shares vesting and recognized as compensation expense was approximately $57,000 for the nine month period ended September 30, 2007 and the associated income tax benefit recognized was $8,000 for the nine month period ended September 30, 2007.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company’s independent registered public accounting firm, have made a limited review of the financial data as of September 30, 2007, and for the three- and nine-month periods ended September 30, 2007 and 2006 presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board (United States).

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

Alarion Financial Services, Inc.

Ocala, Florida:

We have reviewed the accompanying condensed consolidated balance sheet of Alarion Financial Services, Inc. and Subsidiary (the “Company”) as of September 30, 2007, the related condensed consolidated statements of operations for the three- and nine-month periods ended September 30, 2007 and 2006, and the related condensed consolidated statements of cash flows and changes in stockholders’ equity for the nine-month periods ended September 30, 2007 and 2006. These interim condensed financial statements are the responsibility of the Company’s management.

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
October 30, 2007

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

Item 2.	Management’s Discussion and Analysis

General

Alarion Financial Services, Inc. (the “Holding Company”) owns 100% of the common stock of Alarion Bank (the “Bank”) (collectively the “Company”). The Holding Company’s primary activity is the operation of the Bank. The Bank is a state (Florida)-chartered commercial bank. The Company offers a variety of banking and financial services to individual and corporate customers through its five banking offices located in Ocala and Gainesville, Florida. The Company intends to open its sixth banking office in Ocala, Florida in the first quarter of 2008.

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

The following table summarizes the Bank’s contractual obligations, including certain on-balance sheet and off-balance sheet obligations, at September 30, 2007 (in thousands):

Contractual Obligations	Total
Time deposit maturities	$107,854
Advances from Federal Home Loan Bank	13,000
Other borrowings	8,285
Commitments to extend credit	14,882
Unused lines of credit	31,029
Standby letters of credit	1,029

Total	$176,079

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. If such minimum amounts and percentages are met, the Bank is considered “adequately capitalized.” If the actual amounts exceed the requirements of “adequately capitalized,” and meet even more stringent minimum standards, they are considered “well capitalized.” Management believes as of September 30, 2007, the Bank meets the capital requirements for a “well capitalized” financial institution.

The table below shows the total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios of the Bank at September 30, 2007 and December 31, 2006, and the minimum required amounts and percentages ($ in thousands).

	Actual			For Capital Adequacy Purposes			For Well Capitalized Purposes
	Amount	Percent		Amount	Percent		Amount	Percent
As of September 30, 2007:
Total capital (to Risk-Weighted Assets)	$18,543	10.94%		$13,560	8.00%		$16,950	10.00%
Tier I Capital (to Risk-Weighted Assets)	16,723	9.87		6,777	4.00		10,166	6.00
Tier I Capital (to Average Assets)	16,723	8.56		7,814	4.00	*	9,768	5.00	*

As of December 31, 2006:
Total capital (to Risk-Weighted Assets)	13,888	11.56		9,611	8.00		12,013	10.00
Tier I Capital (to Risk-Weighted Assets)	12,543	10.44		4,806	4.00		7,208	6.00
Tier I Capital (to Average Assets)	12,543	9.35	*	5,366	4.00	*	6,707	5.00	*

*	The Bank is required to maintain an 8.00% Tier I capital ratio throughout the first three years of operations.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

Results of Operations

The following table shows selected ratios for the periods ended or at the dates indicated:

	Nine Months Ended September 30, 2007	Year Ended December 31, 2006	Nine Months Ended September 30, 2006
Average equity as a percentage of average assets	10.84%	12.61%	13.24%

Total equity to total assets at end of period	9.82%	10.28%	10.31%

Return on average assets (1)	0.02%	(.33)%	(.31)%

Return on average equity (1)	0.16%	(2.63)%	(2.32)%

Noninterest expense to average assets (1)	3.19%	3.60%	3.48%

Nonperforming loans to total loans at end of period (2)	N/A	N/A	N/A

(1)	Annualized for the nine months ended September 30, 2007 and 2006.
(2)	Nonperforming loans consist of nonaccrual loans and accruing loans contractually past due ninety days or more.

Changes in Financial Condition

Total assets increased $66.1 million or 47%, from $139 million at December 31, 2006 to $206 million at September 30, 2007, primarily as a result of a $45 million increase in net loans and a $14 million increase in cash and cash equivalents. Deposits increased $54 million from $108 million at December 31, 2006 to $162 million at September 30, 2007, advances from Federal Home Loan Bank increased $3 million and other borrowings increased $2 million.

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

	Three Months Ended September 30,
	2007			2006
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	($ in thousands)
Interest-earning assets:
Loans	$143,708	2,760	7.62%	$82,985	1,587	7.59%
Securities	18,932	276	5.78	16,304	207	5.04
Other (1)	22,087	260	4.67	11,885	150	5.01

Total interest-earning assets	184,727	3,296	7.08	111,174	1,944	6.94

Noninterest-earning assets	11,544			10,222

Total assets	$196,271			$121,396

Interest-bearing liabilities:
Deposits	139,125	1,688	4.81	82,054	918	4.44
FHLB advances and other borrowings	21,684	253	4.63	11,578	131	4.49

Total interest-bearing liabilities	160,809	1,941	4.79	93,632	1,049	4.44

Capitalized interest		(42)			—

Net interest expense		1,899			1,049

Noninterest-bearing deposits	14,022			13,048
Noninterest-bearing liabilities	1,329			910
Stockholders' equity	20,111			13,806

Total liabilities and stockholders' equity	$196,271			$121,396

Net interest income		$1,397			$895

Interest-rate spread			2.29%			2.50%

Net interest margin (2)			3.00%			3.19%

Ratio of interest-earning assets to interest-bearing liabilities	1.15			1.19

(1)	Includes interest-earning deposits, federal funds sold, time deposits and Federal Home Loan Bank stock.
(2)	Net interest margin is annualized net interest income divided by average interest-earning assets.

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

	Nine Months Ended September 30,
	2007			2006
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	($ in thousands)
Interest-earning assets:
Loans	$130,803	7,456	7.62%	$66,194	3,670	7.41%
Securities	15,431	675	5.85	14,595	533	4.88
Other (1)	15,029	514	4.57	13,019	459	4.71

Total interest-earning assets	161,263	8,645	7.17	93,808	4,662	6.64

Noninterest-earning assets	11,635			10,344

Total assets	$172,898			$104,152

Interest-bearing liabilities:
Deposits	119,883	4,289	4.78	71,382	2,214	4.15
FHLB advances and other borrowings	19,171	675	4.71	6,766	224	4.43

Total interest-bearing liabilities	139,054	4,964	4.77	78,148	2,438	4.17

Capitalized interest		(107)			—

Net interest income		4,857			2,438

Noninterest-bearing deposits	13,910			11,391
Noninterest-bearing liabilities	1,194			825
Stockholders' equity	18,740			13,788

Total liabilities and stockholders' equity	$172,898			$104,152

Net interest income		$3,788			$2,224

Interest-rate spread			2.40%			2.47%

Net interest margin (2)			3.14%			3.17%

Ratio of interest-earning assets to interest-bearing liabilities	1.16			1.20

(1)	Includes interest-earning deposits, federal funds sold, time deposits and Federal Home Loan Bank stock.
(2)	Net interest margin is annualized net interest income divided by average interest-earning assets.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

Comparison of the Three-Month Periods Ended September 30, 2007 and 2006

General Operating Results. Net earnings for the three-month period ended September 30, 2007 was $25,000, or $0.01 per basic and diluted share, compared to a net loss of $29,000, or $0.02 per basic and diluted share, for the comparable period in 2006. The $54,000 increase in net earnings resulted primarily from an increase in net interest income of $502,000, a $70,000 decrease in the provision for loan losses, partially offset by a $472,000 increase in noninterest expense and an increase in income tax expense of $44,000.

Interest Income. Interest income increased $1.4 million to $3.3 million for the three-month period ended September 30, 2007, when compared to the three-month period ended September 30, 2006. The increase was due to an increase in the average yield earned on interest-earning assets from 6.94% for the three months ended September 30, 2006 to 7.08% for the three months ended September 30, 2007 and a $74 million increase in average interest-earning assets outstanding for the three months ended September 30, 2007 compared to the 2006 period.

Interest Expense. Interest expense increased $850,000 from $1.0 million for the three-month period ended September 30, 2006 to $1.9 million for the three-month period ended September 30, 2007. The increase was primarily due to an increase of $67.2 million in average interest-bearing liabilities outstanding and an increase in the average cost of interest-bearing liabilities from 4.44% for the three months ended September 30, 2006 to 4.79% for the comparable 2007 period.

Provision for Loan Losses. The provision for loan losses is charged to operations to increase the total loan loss allowance to a level deemed appropriate by management. The provision is based upon the volume and type of lending conducted by the Company, industry standards, general economic conditions, particularly as they relate to the Company’s market area, and other factors related to the collectibility of the Company’s loan portfolio. The Company recorded provisions for loan losses for the three-month periods ended September 30, 2007 and 2006 of $135,000 and $205,000, respectively. Management believes that the allowance for loan losses, which was $1.8 million or 1.19% of gross loans at September 30, 2007 is adequate.

Noninterest Income. Noninterest income decreased $2,000 during the 2007 period. The decrease was primarily due to a decrease of $158,000 in net gain on sale of loans held for sale, partially offset by a $123,000 increase in income from loan brokerage fees and a $31,000 increase in deposit account fees.

Noninterest Expense. Noninterest expense increased by $472,000 from $1.0 million for the three-month period ended September 30, 2006 to $1.5 million for the three-month period ended September 30, 2007. The increase was primarily due to increases of $300,000 in salaries and employee benefits, $52,000 in occupancy and equipment expense, $36,000 in data processing expense and $81,000 in other noninterest expense, all related to the overall growth of the Company.

Income Taxes. The income tax benefit was $12,000 for the three-month period ended September 30, 2006 and the income tax expense was $32,000 for the corresponding period in 2007.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

Comparison of the Nine-Month Periods Ended September 30, 2007 and 2006

General Operating Results. Net earnings for the nine-month period ended September 30, 2007 was $23,000, or $0.01 per basic and diluted share, compared to a net loss of $240,000, or $0.16 per basic and diluted share, for the comparable period in 2006. The $263,000 increase in net earnings resulted primarily from an increase in net interest income of $1.6 million and an increase in noninterest income of $180,000 and a $88,000 decrease in provision for loan losses, partially offset by a $1.4 million increase in noninterest expense and an increase in income tax expense of $154,000.

Interest Income. Interest income increased $4.0 million to $8.6 million for the nine-month period ended September 30, 2007, when compared to the nine-month period ended September 30, 2006. The increase was due to an increase in the average yield earned on interest-earning assets from 6.64% for the nine months ended September 30, 2006 to 7.17% for the nine months ended September 30, 2007 and a $67 million increase in average interest-earning assets outstanding for the nine months ended September 30, 2007 compared to the 2006 period.

Interest Expense. Interest expense increased $2.5 million from $2.4 million for the nine-month period ended September 30, 2006 to $4.9 million for the nine-month period ended September 30, 2007. The increase was primarily due to an increase of $61 million in average interest-bearing liabilities outstanding and an increase in the average cost of interest-bearing liabilities from 4.17% for the nine months ended September 30, 2006 to 4.77% for the comparable 2007 period.

Provision for Loan Losses. The provision for loan losses is charged to operations to increase the total loan loss allowance to a level deemed appropriate by management. The provision is based upon the volume and type of lending conducted by the Company, industry standards, general economic conditions, particularly as they relate to the Company’s market area, and other factors related to the collectibility of the Company’s loan portfolio. The Company recorded provisions for loan losses for the nine-month periods ended September 30, 2007 and 2006 of $475,000 and $563,000, respectively. Management believes that the allowance for loan losses, which was $1.8 million or 1.19% of gross loans at September 30, 2007 is adequate.

Noninterest Income. Noninterest income increased $180,000 during the 2007 period. The increase was primarily due to an increase of $205,000 increase in loan brokerage fees and an increase of $88,000 in deposit account fees, when compared to the nine-month period ended September 30, 2007.

Noninterest Expense. Noninterest expense increased by $1.4 million from $2.7 million for the nine-month period ended September 30, 2006 to $4.1 million for the nine-month period ended September 30, 2007. The increase was primarily due to increases of $970,000 in salaries and employee benefits, $170,000 in occupancy and equipment expense, $103,000 in data processing expense, and $166,000 in other noninterest expense, all related to the overall growth of the Company.

Income Taxes. The income tax benefit was $129,000 for the nine-month period ended September 30, 2006 and the income tax expense was $25,000 for the corresponding period in 2007.

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

There are no material pending legal proceedings to which Alarion Financial Services, Inc. or its subsidiary is a party or to which any of their property is subject.

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

Exhibit No.		Description of Exhibit
3.1	(a)	Articles of Incorporation

3.2	(a)	Bylaws

4.1	(a)	Specimen Common Stock Certificate

4.2	(a)	2004 Warrant Plan and Specimen Warrant Plan

4.3	(c)	2005 Stock Plan

10.1	(a)	Employment Agreement with Jon M. Kurtz

10.2	(a)	Lease for Main Office

21.1	(a)	Schedule of Subsidiaries

31.1		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - President and Chief Executive Officer

31.2		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

32.1		Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - President and Chief Executive Officer

32.2		Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: November 13, 2007

Alarion Financial Services, Inc.

	By:	/s/ Jon M. Kurtz
	Name:	Jon M. Kurtz, President and Chief Executive Officer

	By:	/s/ Matthew Ivers
	Name:	Matthew Ivers, Senior Vice President and Chief Financial Officer