Form 10KSB
period 2007-12-31
Alarion Financial Services Inc
filed 2008-03-28
CIK 1353174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer ☐	Accelerated ☐
Non-accelerated ☐	Smaller Reporting company ☒
(Do not check if a smaller reporting company)

The issuer’s revenues for its most recent fiscal year were $ 13,152,000.

Indicate by check mark whether the issuer is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock of the issuer held by non-affiliates of the issuer ( 1,855,791 shares) on December 31, 2007, was approximately $18,557,910. As of such date, no organized trading market existed for the Common Stock of the issuer. The aggregate market value was computed by reference the sale price of the Common Stock of the issuer at its last sales price of $10.00 per share. For the purposes of this response, directors, officers and holders of 15.01% or more of the issuer’s Common Stock are considered the affiliates of the issuer at that date.

As of January 31, 2008, there were issued and outstanding 2,238,610 shares of the issuer’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated into Part III, Items 9 through 12 and 14 of this Annual Report on Form 10-KSB.

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

General

Alarion Financial Services, Inc. (“AFSI”) was incorporated under the laws of the State of Florida on August 16, 2005, for the purpose of becoming a bank holding company by acquiring Alarion Bank (“Bank”) (AFSI and the Bank are collectively referred to herein as the “Company”). The Bank is a full-service Florida state chartered commercial bank, providing a wide range of business and consumer financial services in our target marketplace, which is comprised primarily of Marion and Alachua Counties in Florida. The Bank was formed by a group of business leaders, who believed that there was a significant demand for a locally-owned community bank.

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

The Bank commenced business operations on February 28, 2005 in Ocala, Florida. The Bank opened a temporary Gainesville, Florida branch on March 2, 2005, and moved the branch to the permanent facility on September 1, 2005. The Bank opened a second branch in Gainesville on 34 th Street on March 28, 2006. A branch in Alachua, Florida was opened on December 20, 2006 and a second Ocala office opened on June 7, 2007.

The Bank’s deposits are insured by the Federal Deposit Insurance Corporation up to applicable limits. The operations of the Bank are subject to the supervision and regulation of the Federal Deposit Insurance Corporation (FDIC) and the Florida Office of Financial Regulation (“Florida Office”).

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

The allowance for loan losses is also discussed as part of “Management’s Discussion and Analysis—Financial Condition” and in Note 3 to the consolidated financial statements. The significant accounting policies are discussed in Note 1 to the consolidated financial statements.

Lending Activities

The Bank offers a range of lending services, including real estate, consumer and commercial loans, to individuals and small businesses and other organizations that are located in or conduct a substantial portion of their business in the Bank’s market area. The Bank’s net loans at December 31, 2007 were $164 million, or 81% of total assets. The interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan, and are further subject to competitive pressures, money market rates, availability of funds, and government regulations. The Bank has no foreign loans or loans for highly leveraged transactions.

The Bank’s loans are concentrated in five major areas: commercial real estate loans, residential real estate loans, construction, commercial loans (for equipment purchases, working capital and various other business purposes) and consumer loans. A majority of the Bank’s loans are made on a secured basis. As of December 31, 2007, approximately 90% of the Bank’s loan portfolio consisted of loans secured by real estate, of which approximately 49% of the total loan portfolio is secured by commercial properties. Our emphasis is on loans secured by commercial real estate, rather than riskier receivables or business inventory loans. Risks of these types of loans include the general business conditions of the local economy and borrowers’ ability to conduct their businesses to generate sufficient profits to repay their loans under the agreed upon terms and conditions. Personal guarantees may be obtained from the principals of business borrowers and third parties to support the borrowers’ ability to service the debt and reduce the risk of non-payment. Commercial loans may be made at variable or fixed rates of interest.

Commercial lines of credit are typically granted on a one-year basis, with loan covenants and monetary thresholds. Other commercial loans with terms or amortization schedules of longer than one year may carry interest rates which vary with the prime lending rate and will become payable in full and are generally refinanced in three to five years. Commercial loans not secured by real estate amounted to approximately 8% of the Bank’s total loan portfolio as of December 31, 2007.

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

Loan Loss Allowance

In considering the adequacy of our allowance for loan losses, the Bank has considered that as of December 31, 2007, approximately 49% of outstanding loans are in the commercial real estate loan category. At December 31, 2007, commercial loans including commercial real estate represented 57% of our loan portfolio. Commercial loans are generally considered by management as having greater risk than other categories of loans in our loan portfolio. We believe that the real estate collateral securing our commercial real estate loans reduces the risk of loss inherently present in commercial loans.

At December 31, 2007, our consumer loan portfolio consisted primarily of lines of credit and installment loans secured by automobiles and other consumer goods. We believe that the risk associated with these types of loans has been adequately provided for in the loan loss allowance.

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

The allowance for loan losses is established through a provision for loan losses charged to expenses. Loans are to be charged off against the allowance when management believes the collectibility of principal is unlikely. In addition, loss experience will be monitored in establishing the provision. During the year ended December 31, 2007, no loans were charged off against the allowance for loan losses.

Deposit Activities

Deposits are the major source of the Bank’s funds for lending and other investment activities. The Bank considers the majority of its regular savings, demand, NOW and money market deposit accounts to be core deposits. These accounts comprised approximately 29% of the Bank’s total deposits at December 31, 2007. Approximately 71% of the Bank’s deposits at December 31, 2007 were time deposits. Generally, the Bank attempts to maintain the rates paid on its deposits at a competitive level. Time deposits of $100,000 and over made up approximately 30% of the Bank’s total deposits at December 31, 2007. The majority of the deposits of the Bank are generated from Alachua and Marion County.

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

Capital Requirements. Bank regulatory agencies require financial institutions to maintain capital at adequate levels based on a percentage of assets and off balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers. Tier 1 capital consists of common shareholders’ equity, excluding the unrealized gain (loss) on available-for-sale securities, minus certain intangible assets. Tier 2 capital consists of the general allowance for credit losses except for certain limitations. An institution’s qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital. Bank holding companies and banks are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%, but all but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum. At December 31, 2007 the Bank met all capital requirements to which they were subject.

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

As of December 31, 2007, the Bank met the capital requirements of a “well capitalized” institution. Bank holding companies are not subject to “prompt corrective action” of FDICIA.

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

Employees

As of December 31, 2007, the Company and the Bank collectively had 54 full-time employees (including executive officers) and 4 part-time employees. The employees are not represented by a collective bargaining unit. The Company considers relations with employees to be good.

Item 2.	Description of Properties

The following table sets forth information on the Bank’s offices as of December 31, 2007.

Location	Facility Status
Headquarters & Main Office One Northeast First Avenue Ocala, Florida	Leased by Bank

Gainesville Branch Office 4373 Newberry Road Gainesville, Florida	Owned by Bank

34th Street Branch Office 4200 SW 34th Street Gainesville, Florida	Owned by Bank

Alachua Branch 16404 NW 174th Drive Alachua, Florida	Owned by Bank

17th Street Branch Office 2510 SE Maricamp Road Ocala, Florida	Owned by Bank

None of these properties are encumbered by any liens or mortgages. Other than in the ordinary course of the Bank’s lending and investment business, the Company does not invest in real estate or real estate mortgages. Such activities are described in “Description of Business” and “Management’s Discussion and Analysis.”

Item 3.	Legal Proceedings

As of December 31, 2007, neither the Company nor the Bank was a party to any legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters

There is no public market for the Common Stock and only isolated, privately negotiated sales of Common Stock have occurred since the Bank opened for business in February 2005, and AFSI became a bank holding company by acquiring the Bank on November 16, 2005. There is no established public trading market for the Common Stock and, historically, the shares of Common Stock have been inactively traded. Management of the Company is aware of certain transactions in its Common Stock, although the trading prices and number of shares transferred in all transactions are not known. The last known trade occurred at $10.00 per share. On December 31, 2007, AFSI had approximately 681 shareholders of record.

Neither the Bank nor AFSI has paid any cash dividends on shares of their Common Stock. AFSI does not intend to pay dividends for the foreseeable future. If at any time the Board of Directors of AFSI determines to pay dividends, such payment will depend upon several factors including AFSI’s earnings, financial condition and capital needs, the impact of legislation and regulations as then in effect or as may be proposed, economic conditions, and such other factors as the Board may deem relevant. Further, dividend payments by AFSI are restricted by statute. AFSI’s ability to make dividend payments also is subject to AFSI and the Bank meeting on a continuing basis all of their capital requirements and achieving and continuing profitable operations. There can be no assurance that future capital or earnings of the Bank will support dividend payments. No assurance can be given that dividends will be paid or, if paid, what the amount of dividends will be or whether such dividends, once paid, will continue.

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

AFSI did not repurchase any of its shares in 2007.

The following table sets forth information about the number of shares reserved for issuance under the 2005 Stock Plan as of December 31, 2007.

	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance
Plans approved by security holders	253,808	$10.13	57,685
Equity compensation plans not approved by security holders (1)	0	$0	0

Total	253,808	$10.13	57,685

Item 6.	Management’s Discussion and Analysis

SELECTED FINANCIAL DATA

The following table presents selected financial data for the Company. The data for the fiscal year 2005 is derived from audited financial statements of the Company (Bank prior to reorganization). The selected financial data should be read in conjunction with, and are qualified in their entirety by, the financial statements and the notes thereto and the other information included elsewhere herein. Selected financial data for the organizational phase in 2004 prior to the Bank opening is immaterial and therefore not presented.

SELECTED CONSOLIDATED FINANCIAL DATA AT DECEMBER 31, OR FOR THE YEAR THEN ENDED

($ in thousands, except per share amounts)

	2007	2006	2005
Total assets	$203,404	139,444	72,227
Loans, net	164,051	106,289	44,529
Cash and cash equivalents	3,638	6,734	10,900
Securities held to maturity	—	—	10,308
Securities-Available for Sale	20,537	13,837	—
Deposits	164,243	109,072	57,086
Borrowed funds	17,807	15,339	703
Stockholders’ equity	20,251	14,337	13,791

Interest income	$12,063	6,934	1,781
Interest expense	6,819	3,703	725
Net interest income	5,244	3,231	1,056
Provision for loan losses	701	781	564
Net interest income after provision for loan losses	4,543	2,450	492
Noninterest income	1,089	933	185
Noninterest expense	5,580	3,945	2,464
Earnings (loss) before income tax benefit	52	(562)	(1,787)
Income tax expense (benefit)	49	(199)	(778)
Net earnings (loss)	3	(363)	(1,009)
Basic and diluted loss per share	—	(.23)	(.67)

SELECTED CONSOLIDATED FINANCIAL RATIOS AND OTHER DATA:

	2007	2006	2005
Return on average assets	0.00%	(0.33)%	(2.17)%
Return on average equity	0.02%	(2.63)%	(7.30)%
Dividend payout ratio	N/A	N/A	N/A
Average equity to average assets	10.54%	12.61%	29.66%
Total equity to total assets	9.96%	10.28%	19.09%

Yield on average earning assets (1)	7.12%	6.99%	5.05%
Net interest margin	3.10%	3.26%	2.89%
Nonperforming assets to total assets (2)	N/A	N/A	N/A
Nonperforming loans to total loans (2)	N/A	N/A	N/A
Allowance for loan losses to gross loans	1.23%	1.25%	1.26%
Noninterest expenses to average assets	3.08%	3.60%	5.29%
Operating efficiency ratio (3)	88.11%	94.74%	198.55%
Net interest income to noninterest expenses	93.98%	81.90%	42.86%
Total shares outstanding	2,183,485	1,607,140	1,514,200
Book value per common share outstanding	$9.27	$8.92	$9.11
Number of banking offices (all full-service)	5	4	2

(1)	Reflects interest income as a percent of average interest earning assets.
(2)	Non-performing loans consist of nonaccrual loans and accruing loans contractually past due ninety days or more.
(3)	Noninterest expense divided by the sum of net interest income plus noninterest income.

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

The Bank’s deposits are insured by the Federal Deposit Insurance Corporation up to applicable limits. The operations of the Bank are subject to the supervision and regulation of the FDIC and the Florida Office of Financial Regulation.

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

The Bank has capitalized upon its market strategy to grow rapidly. As of December 31, 2007, the Bank had grown to approximately $203 million in total assets, $164 million in deposits, and $164 million in net loans. The Bank attributes its successful growth to its location in a dynamic growth area and its focus on its targeted market.

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

Lending Activities

The Bank’s loans are concentrated in commercial and real estate loans. A majority of the Bank’s loans are made on a secured basis, and, as of December 31, 2007, approximately 90% of the loan portfolio consisted of loans secured by first or second mortgages on residential or commercial real estate.

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

For additional information regarding the Bank’s loan portfolio, see “Page 25 Loan Portfolio” and “Page 3 Lending Activities” and footnote 3 to the consolidated financial statements.

Liquidity

Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw their funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. In the ordinary course of business, the Bank’s cash flows are generated from deposits, interest and fee income, as well as from loan repayments and the sale, repayments or maturity of securities available-for-sale. In addition to cash and due from banks, the Bank considers all securities available-for-sale and federal funds sold as primary sources of asset liquidity. Many factors affect the ability to accomplish these liquidity objectives successfully, including the economic environment, the asset/liability mix within the balance sheet, as well as the Bank’s reputation in the community. The Bank’s principal sources of funds are net increases in deposits, principal and interest payments on loans and proceeds from sales, calls and maturities of securities. The Bank used its capital resources primarily to fund existing and continuing loan commitments and to purchase securities. At December 31, 2007, the Bank had commitments to originate loans totaling $9 million, and had issued standby letters of credit of $906,000. At December 31, 2007, the Bank also had commitments to extend credit under the undisbursed portion of outstanding lines of credit of $35 million. Scheduled maturities of certificates of deposit during the twelve months following December 31, 2007 totaled $91 million. Management believes that the Bank has adequate resources to fund all its commitments, that substantially all of its existing commitments will be funded in the subsequent twelve months and, if so desired, that it can adjust the rates on certificates of deposit and other deposit accounts to retain deposits in a changing interest rate environment.

Capital Resources, Commitments and Capital Requirements

The Company’s principal sources of funds are those generated by the Bank, including net increases in deposits and other borrowings, principal and interest payments on loans, and proceeds from maturities of investment securities.

The Company uses its capital resources principally to fund existing and continuing loan commitments and to purchase investment securities. Off-balance sheet commitments to extend credit, which amounted to $9 million at December 31, 2007, represent legally binding agreements to lend to customers with fixed expiration dates or other termination clauses. Since many commitments are expected to expire without being funded, committed amounts do not necessarily represent future cash requirements.

The following table summarizes the Company’s contractual obligations, including certain on-balance sheet and off-balance sheet obligations, at December 31, 2007 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Contractual Obligations
Time deposit maturities	$116,152	90,865	16,346	8,941	—
FHLB advances	13,000	—	—	—	13,000
Other borrowings	4,807	4,807	—	—	—
Loan commitments	9,111	9,111	—	—	—
Standby letters of credit	906	906	—	—	—
Undisbursed line of credit loans	35,199	6,314	4,083	6,223	18,579

Total	$179,175	112,003	20,429	15,164	31,579

Management believes that the Company has adequate resources to fund all its commitments and that the Company can adjust the rates and terms on time deposits and other deposit accounts to retain or obtain new deposits in a changing interest rate environment.

The Company’s stockholders’ equity was $20 million at December 31, 2007, 9.9% of total assets.

The federal banking regulatory authorities have adopted certain “prompt corrective action” rules with respect to depository institutions. The rules establish five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” The various federal banking regulatory agencies have adopted regulations to implement the capital rules by, among other things, defining the relevant capital measures for the five capital categories. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a Tier 1 leverage ratio of 5% or greater and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level. At December 31, 2007, the Bank met the capital ratios of a “well capitalized” financial institution with a total risk-based capital ratio of 11.52% Tier 1 risk-based capital ratio of 10.39%, and a Tier 1 leverage ratio of 9.20%. Depository institutions which fall below the “adequately capitalized” category generally are prohibited from making any capital distribution, are subject to growth limitations, and are required to submit a capital restoration plan. There are a number of requirements and restrictions that may be imposed on institutions treated as “significantly undercapitalized” and, if the institution is “critically undercapitalized,” the banking regulatory agencies have the right to appoint a receiver or conservator.

The following table summarizes the regulatory capital levels and ratios for the Bank:

	Actual Bank Ratios	Regulatory Requirement For Well Capitalized Bank
At December 31, 2007:
Total capital to risk-weighted assets	11.52%	10.0%
Tier I capital to risk-weighted assets	10.39%	6.0%
Tier I capital to average assets - leverage ratio	9.20%	5.0%

Loan Portfolio

A significant source of the Bank’s income is the interest earned on its loan portfolio. At December 31, 2007, the Bank’s total assets were $203 million and its net loans receivable were $164 million or 81% of total assets.

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

The composition of the Bank’s loan portfolio was as follows ($ in thousands):

	December 31,
	2007		2006		2005
	Amount	% of Total	Amount	% of Total	Amount	% of Total

Commercial real estate	$80,652	48.6%	$58,146	54.2%	$26,626	59.3%
Residential real estate and home equity	28,784	17.4%	16,527	15.4%	5,784	12.8%
Construction	39,722	24.0%	18,611	17.3%	7,079	15.8%
Commercial loans	13,889	8.4%	12,751	11.9%	4,979	11.1%
Consumer	2,699	1.6%	1,308	1.2%	456	1.0%

Total loans	165,746	100.0%	107,343	100.0%	44,924	100.0%

Less: Allowance for loan losses	(2,046)		(1,345)		(564)
Deferred loan costs, net	351		291		169
Loans receivable, net	$164,051		$106,289		$44,529

Maturities of Loans. The following table shows the contractual maturities of the Bank’s loan portfolio at December 31, 2007. Loans with scheduled maturities (based on only contract term) are reported in the maturity category in which the payment is due. Demand loans with no stated maturity and overdrafts, if any, are reported in the “due one year or less” category. Loans that have adjustable rates are shown as amortizing to final maturity rather than when the interest rates are next subject to change. The table does not include prepayment or scheduled principal repayments (in thousands):

Type of Loan	Due in 1 Year or Less	Due After 1 to 5 Years	Due After 5 Years	Total
Commercial Real Estate	$31,461	26,587	22,604	80,652
Residential Real Estate and Home Equity	1,873	6,101	20,810	28,784
Construction	12,704	10,998	16,020	39,722
Commercial	6,175	3,273	4,441	13,889
Consumer	1,415	1,177	107	2,699

Total	$53,628	48,136	63,982	165,746

For the above loans due after one year or more, the following is a presentation of an analysis of sensitivities to changes in interest rates at December 31, 2007 (in thousands):

Type of Loan	Fixed Interest Rate	Floating Interest Rate	Total
Commercial Real Estate	$17,232	31,959	49,191
Residential Real Estate and Home Equity	6,365	20,546	26,911
Construction	15,459	11,559	27,018
Commercial	2,735	4,979	7,714
Consumer	1,203	81	1,284

Total	$42,994	69,124	112,118

Loan Quality

Management seeks to maintain a high quality of loans through sound underwriting and lending practices. As of December 31, 2007, approximately 90% of the total loan portfolio was collateralized by commercial and residential real estate mortgages. The level of non-performing loans and real estate owned also is relevant to the credit quality of a loan portfolio. As of December 31, 2007, there were no non-performing loans (those 90 days or more past due).

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

Loan concentrations are defined as amounts loaned to a number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. The Bank, on a routine basis, monitors these concentrations in order to consider adjustments in its lending practices to reflect economic conditions, loan to deposit ratios, and industry trends. As of December 31, 2007, loans collateralized with mortgages on real estate represented 90% of the loan portfolio and were to borrowers in varying activities and businesses.

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

Real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned (“OREO”). OREO properties are recorded at the lower of cost or fair value less estimated selling costs, and the estimated loss, if any, is charged to the allowance for credit losses at the time it is transferred to OREO. Further write-downs in OREO are recorded at the time management believes additional deterioration in value has occurred and are charged to noninterest expense. As of December 31, 2007, the Company had no OREO.

The Bank has adopted Statements of Financial Accounting Standards No. 114 and 118. These Statements address the accounting by creditors for impairment of certain loans and generally require the Bank to identify loans, for which the Bank probably will not receive full repayment of principal and interest, as impaired loans. The Statements require that impaired loans be valued at the present value of expected future cash flows, discounted at the loan’s effective interest rate, or at the observable market price of the loan, or the fair value of the underlying collateral if the loan is collateral dependent. The Bank has implemented the Statements by including in its quarterly review of the adequacy of the allowance for credit losses, to also identify and value impaired loans in accordance with guidance in the Statements. No loans were deemed to be impaired under the Bank’s policy at December 31, 2007.

At December 31, 2007, the Bank had no accruing loans which were contractually past due 90 days or more as to principal and interest and no troubled debt restructurings as defined by Statement of Financial Accounting Standards No. 15.

Classified Assets. Federal regulations and the Bank’s policy require the classification of loans and other assets, such as debt and equity securities, considered to be of lesser quality as “substandard”, “doubtful” or “loss” assets. An asset would be considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligator or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the institution will sustain “some loss” if the deficiencies are not corrected. Assets that would be classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full”, on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets that would be classified as “loss”, are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. In addition, the Bank’s policies require that assets which do not currently expose the insured institution to sufficient risk to warrant classification as substandard but possess other weaknesses are designated “special mention” by management.

At December 31, 2007, loan balances totaling $4,125,691 were classified as Special Mention. There were no concentrations of loans exceeding 10% of total loans which has not been disclosed as a category of loans.

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

If an asset is impaired, the estimated fair value of the asset would be determined and if that value is loss than the then carrying value of the asset, the difference would be established as a specific reserve. If an asset is classified as loss, the amount of the asset classified as loss would be reserved. General reserves or general valuation allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities but, unlike specific reserves, are not allocated to particular assets.

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

The allowance for loan losses totaled approximately $2,046,000 at December 31, 2007, and there were no loans charged-off since the Bank began operations. Considering the nature of the Bank’s loan portfolio, management believes that the allowance for loan losses at December 31, 2007, was adequate.

The Bank’s general allowance for possible loan losses was allocated using peer group averages and actual loss experiences of peers, as follows (in thousands):

	At December 31,
	2007		2006		2005
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
At the end of year allocated to:
Commercial	$208	8.4%	$183	11.9%	$75	11.0%
Commercial real estate	1,060	48.6%	809	54.2%	352	59.3%
Residential real estate and home equity	139	17.4%	79	15.4%	23	12.9%
Construction	593	24.0%	252	17.3%	106	15.8%
Consumer	46	1.6%	22	1.2%	8	1.0%

Total	$2,046	100.0%	$1,345	100.0%	$564	100.0%

Investment Securities

At December 31, 2007 the Bank’s investment portfolio has been classified as Available-for-Sale with no securities classified as Held-to-Maturity. The portfolio was previously classified as Held-for-Maturity until reclassified on December 29, 2006. The following table sets forth the carrying amount of the Bank’s investment portfolio ($ in thousands):

	At December 31,
	2007	2006	2005
Available-for-Sale:
Mortgage-backed securities	$5,496	$1,856	—
U.S. Government agency securities	15,041	11,981	—

Total securities available for sale	$20,537	$13,837	—

Held to maturity:
Mortgage-backed securities	—	—	$2,319
U.S. Government agency securities	—	—	7,989

Total securities held to maturity	—	—	$10,308

Federal Home Loan Bank stock	$836	$595	$35
Federal funds sold	$1,730	$3,848	$8,371
Interest-earning deposits	$103	$105	$121
Interest-bearing time deposits in Banks	$2,046	$1,000	$—

The carrying amount and weighted average yields for investments at December 31, 2007 are shown below ($ in thousands):

Maturing In	Mortgage Backed	U.S. Government Agency Securities	Total	Weighted Average Yields (1)
Due in Less than 1 year	$—	5,008	5,008	4.84%
After 1 through 5 years	—	10,033	10,033	5.15%
After 5 through 10 years	—	—	—	—
Mortgage backed securities	5,496	—	5,496	5.09%

Total	$5,496	15,041	20,537	5.04%

(1)	All securities are listed at actual yield and not on a tax equivalent basis. No securities are tax exempt.

The Bank has adopted Statement of Financial Accounting Standards No. 115 (“FAS 115”), which requires companies to classify investments securities, including mortgage-backed securities as either held-to-maturity or available-for-sale. Securities classified as held-to-maturity are carried at amortized cost. Securities classified as available-for-sale are reported at fair value, with unrealized gains and losses, net of tax effect, reported as a separate component of stockholders’ equity. As of December 31, 2007, none of the Bank’s securities were classified as Held-to-Maturity.

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

	December 31,
	2007		2006		2005
	Amount	% of Deposits	Amount	% of Deposits	Amount	% of Deposits
Noninterest-bearing deposits	$13,159	8.0	$9,615	8.8	$9,335	16.4
Money-market accounts	28,433	17.3	24,687	22.6	16,010	28.1
NOW	5,630	3.5	4,581	4.2	3,369	5.8
Savings	869.5		659	0.6	1,048	1.8

Subtotal	$48,091	29.3	39,542	36.2	29,762	52.1

Time deposits:
1.00-1.99%	—	—	—	—	349.6
2.00-2.99%	21	—	104.1		171.3
3.00-3.99%	542.3		487.4		5,581	9.8
4.00-4.99%	24,977	15.2	25,501	23.4	18,701	32.8
5.00-5.99%	90,211	54.9	43,028	39.5	2,522	4.4
6.00-6.99%	401.3		410.4		—	—

Total time deposits	$116,152	70.7	$69,530	63.8	27,324	47.9

Total deposits	$164,243	100.0	$109,072	100.0	$57,086	100.0

Maturity terms, service fees and withdrawal penalties are established by the Bank on a periodic basis. The determination of rates and terms is predicated on funds acquisition and liquidity requirements, rates paid by competitors, growth goals and federal regulations.

FDIC regulations limit the ability of certain insured depository institutions to accept, renew, or rollover deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions having the same type of charter in such depository institutions’ normal market area. Under these regulations, “well capitalized” depository institutions may accept, renew, or roll over deposits at such rates without restriction, “adequately capitalized” depository institutions may accept, renew or roll over deposits at such rates with a waiver from the FDIC (subject to certain restrictions on payments of rates), and “undercapitalized” depository institutions may not accept, renew or roll over deposits at such rates. The regulations contemplate that the definitions of “well capitalized,” “adequately capitalized” and “undercapitalized” will be the same as the definitions adopted by the agencies to implement the prompt corrective action provisions of applicable law. See “Supervision, Regulation and Governmental Policy – Capital Requirements.” As of December 31, 2007, the Bank met the definition of a “well capitalized” depository institution.

The Bank does not have a concentration of deposits from any one source, the loss of which would have a material adverse effect on the Bank. Management believes that substantially all of the Bank’s depositors are residents in its primary market area.

The Company also utilizes customer funds in the CDARS program, which allows customers to obtain full FDIC insurance and has the Bank offer offsetting certificates of deposit in participating banks. These deposits from other banks count as brokered deposits and totaled $9.9 million as of December 31, 2007.

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

As of December 31, 2007, time deposits of $100,000 and over mature as follows (in thousands):

Due in three months or less	$14,917
Due from three months to six months	10,738
Due from six months to one year	12,562
Due over one year	10,068

Total	$48,285

Borrowings

During 2007, the Company entered into short-term borrowing arrangements with customers consisting of securities sold under repurchase agreements. The agreements are on a demand basis and call for the payment of interest based on the federal funds rate.

The following summarizes these borrowings as of December 31, 2007 ($ in thousands):

Balance outstanding at year-end	$4,807
Average balance outstanding during the year	$5,445
Average interest rate paid	4.53%
Maximum amount outstanding at any month-end during year	$7,001

The Bank has available short term fed funds lines to meet short term liquidity needs. A line of $4,000,000 is available with the Independent Bankers Bank of Florida and $4,500,000 is available with Silverton Bank. There were no borrowings under these lines in 2007.

The Bank also has an agreement with the Federal Home Loan Bank of Atlanta to borrow and has drawn funds of $5,000,000 during 2007. An advance outstanding at December 31, 2007 in the amount of $2,000,000 with an original maturity of December 22, 2007 was paid off in early 2007. The Bank pledges its loan portfolio as collateral. There were three advances in 2007. The maturity and interest rate of the Federal Home Loan Bank (“FHLB”) advances are as follows at December 31, 2007 ($ in thousands):

Advance	Maturity	Interest Rate	Amount
5/23/06	2016	4.47%	$5,000
8/30/06	2016	4.71%	3,000
5/18/07	2017	4.22%	5,000

The two advances with 2016 maturity dates have call features benefiting the issuer with call dates of May 23, 2008 and August 29, 2008, respectively. The advance with a 2017 maturity has a call date of May 19, 2008.

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

	December 31,
	2007			2006			2005
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
Interest-earning assets:
Loans	$138,018	$10,453	7.57%	$72,206	$5,652	7.83%	$19,916	1,104	6.59%
Securities	16,477	968	5.87%	14,802	737	4.98%	3,773	122	3.84%
Other(1)	14,876	642	4.32%	12,194	545	4.47%	16,128	555	3.44%

Total interest-earning assets	169,371	12,063	7.12%	99,202	6,934	6.99%	39,817	1,781	5.05%

Noninterest-earning assets	11,685			10,400			6,769
Total Assets	$181,056			$109,602			$46,586

Interest-bearing liabilities:
Savings, NOW and MMKT	$33,223	$1,148	3.45%	26,242	937	3.57%	12,993	289	2.64%
Time Deposits <$100,000	48,897	2,645	5.41%	26,239	1,213	4.62%	5,627	191	4.04%
Time Deposits >=$100,000	47,351	2,386	5.04%	23,202	1,190	5.13%	7,236	240	3.94%

Deposits	129,471	6,179	4.77%	75,683	3,340	4.41%	25,856	720	2.78%
Other borrowings	$17,318	789	4.56%	7,753	363	4.68%	153	5	3.27%

Total interest-bearing liabilities	146,789	6,968	4.75%	83,436	3,703	4.44%	26,009	725	2.79%

Capitalized interest		(149)			—			—

Net interest expense		6,819			3,703			725

Noninterest-bearing deposits	13,975			11,550			5,995
Noninterest bearing liabilities	1,215			792			765
Stockholder’s equity	19,077			13,824			13,817

Total liabilities and stockholder’s equity	$181,056			$109,602			$46,586

Net earning assets	$22,582			$15,766			$13,808

Net Interest income		$5,244

Interest-rate spread			2.37%		$3,231	2.55%		$1,056	2.26%

Net interest margin(2)			3.10%			3.26%			2.89%

Ratio of average interest-earning assets to average interest- bearing liabilities	1.15			1.19			1.53

(1)	Other interest-earning assets included Federal funds sold and Federal Home Loan Bank stock.
(2)	Net interest margin is net interest income annualized in 2005 divided by total interest-earning stock.

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

	Rate	Volume	Rate/Volume	Total
	(In thousands)
Year Ended December 31, 2007 vs. 2006:
Interest-earning assets:
Loans	$(184)	$5,152	$(167)	$4,801
Securities	133	83	15	231
Other Interest Earning Assets	(19)	120	(4)	97

Total	(70)	5,355	(156)	5,129

Interest-bearing liabilities:
Deposits
Savings, demand, money-market and NOW deposits	(30)	248	(8)	210
Time deposits	182	2,292	175	2,649
Other borrowings	(13)	433	(14)	406

Total	139	2,973	153	3,265

Net change in net interest income	$(209)	$2,382	$(309)	$1,864

	Rate	Volume	Rate/Volume	Total
	(In thousands)
Year Ended December 31, 2006 vs. 2005:
Interest-earning assets:
Loans	$455	$2,899	$1,194	$4,548
Securities	66	356	193	615
Other Interest Earning Assets	165	(135)	(40)	(10)

Total	686	3,120	1,347	5,153

Interest-bearing liabilities:
Deposits
Savings, demand, money-market and NOW deposits	175	295	178	648
Time deposits	194	1,213	545	1,952
Other borrowings	2	261	115	378

Total	371	1,769	838	2,978

Net change in net interest income	$315	$1,351	$509	$2,175

Comparison of the years ended December 31, 2007 and 2006

General Operating Results. Net earnings for the twelve month period ended December 31, 2007 was $3,000 or $0.00 per basic and diluted share, compared to a net loss of $363,000, or $0.23 per basic and diluted share for the comparable period in 2006. The $366,000 increase in net earnings resulted primarily from an increase net interest income of $2.0 million and an increase in non-interest income of $156,000 and a $80,000 decrease in provision for loan losses, partially offset by a $1.6 million increase in non-interest expense and an increase in income tax expense of $248,000.

Interest Income. Interest income increased $5.1 million to $12.1 million for the twelve month period ended December 31, 2007, compared to $6.9 million in interest income for the twelve month period ended December 31, 2006. The increase was due to an increase in the average yield earned on interest earning assets from 6.99% for the twelve months ended December 31, 2006 to 7.12% for the twelve months ended December 31, 2007 and a $70.2 million increase in average interest earning assets outstanding at December 31, 2007 compared to December 31, 2006.

Interest Expense. Interest expense increased $3.1 million from $3.7 million for the twelve month period ended December 31, 2006 to $6.8 million for the twelve month period ended December 31, 2007. The increase was primarily due to an increase of $63.4 million in average interest bearing liabilities outstanding and an increase in the average cost of interest bearing liabilities from 4.44% for the twelve months ended December 31, 2006 to 4.75% for the comparable 2007 period.

Provision for Loan Losses. The provision for loan losses is charged to operations to increase the total loan loss allowance to a level deemed appropriate by management. The provision is based upon the volume and type of lending conducted by the Company, industry standards, general economic conditions, particularly as they relate to the Company’s market area, and other factors related to the collectibility of the Company’s loan portfolio. The Company recorded provisions for loan losses for the twelve month periods ended December 31, 2007 and 2006 of $701,000 and $781,000, respectively. Management believes that the allowance for loan losses, which was $2.0 million or 1.23% of gross loans at December 31, 2007, is adequate.

Non-Interest Income. Non-interest income increased $156,000 during 2007 to $1.1 million, compared to $933,000 in 2006. The increase was primarily due to an increase of $321,000 in loan brokerage fees, and an increase of $121,000 in deposit account fees, partially offset by a decrease of $302,000 on net gain of loans held for sale.

Non-Interest Expense. Non-interest expenses increased by $1.6 million from $3.9 million for the twelve month period ended December 31, 2006 to $5.6 million for the twelve month period ended December 31, 2007. The increase was primarily due to increases of $1.0 million in salaries and employee benefits, $217,000 in occupancy and equipment expense, $41,000 increase in advertising and promotion, $140,000 in data processing expense, and $200,000 in other non-interest expense, all related to the overall growth of the Company.

Income Taxes. The income tax benefit was $199,000 for the twelve month period ended December 31, 2006 and the income tax expense was $3,000 for the corresponding period in 2007.

Comparison of the years ended December 31, 2006 and 2005

General Operating Results. Net loss for the twelve month period ended December 31, 2006 was $363,000, or $0.23 per basic and diluted share, compared to $1,009,000, or $0.67 per basic and diluted share, for the comparable period in 2005. The $646,000 decrease in net loss resulted primarily from an increase in net interest income of $2.2 million and an increase in non-interest income of $748,000, partially offset by a $217,000 increase in provision for loan losses, a $1.5 million increase in non-interest expense and a decrease in income tax benefit of $579,000. For the 2005 period, the Bank had only been in operation for ten months.

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

In addition to pursuing loan and deposit growth, we are also utilizing an expanding branch network. We currently operate four offices, with two more to open later this year. These facilities are expected to enable us to serve and acquire more loan and deposit customers. The opening of these offices and their continued operation required, and will continue to require, us to spend more money on salaries, rent and advertising. Until the new branches can produce enough net interest income to offset their incremental contribution to our non-interest expenses, they could have the effect of decreasing our net earnings.

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

Currently the Company has not entered into any interest rate swaps or similar hedging instruments in connection with its asset/liability management and the Company does not expect to use interest rate swaps in its operations. Further discussion on off-balance-sheet arrangements can be found in Note 9 of the Notes to Consolidated Financial Statements. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, unused lines of credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. The Company also did not have any significant interest rate lock commitments at December 31, 2007.

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

The following table sets forth certain information relating to the Company’s interest-earning assets and interest-bearing liabilities at December 31, 2007 that are estimated to mature or are scheduled to reprice within the period shown ($ in thousands):

	Under 3 Months	3 to 12 Months	1-5 Years	Over Five Years	Total
Interest-earning deposits	$103	—	—	—	103
Federal funds sold	1,730	—	—	—	1,730
Interest bearing time deposits in Banks	—	2,046	—	—	2,046
Loans (1)	73,642	12,470	70,913	9,072	166,097
Securities (2)	7,206	8,601	4,730	836	21,373

Total rate-sensitive assets (earning assets)	$82,681	23,117	75,643	9,908	191,349

Money market (3)	14,217	7,108	7,108	—	28,433
Savings and NOW deposits (3)	3,250	3,249	—	—	6,499
Time deposits (3)	32,581	58,283	25,288	—	116,152
Other borrowings (4)	4,807	—	13,000	—	17,807

Total rate-sensitive liabilities	$54,855	68,640	45,396	—	168,891

Gap (repricing differences)	$27,827	(45,523)	30,247	9,908	22,458

Cumulative Gap	$27,827	(17,697)	12,550	22,458

Cumulative Gap/total assets	13.7%	(8.7)%	6.2%	11.0%

Cumulative Gap/total earning assets	14.5%	(9.2)%	6.6%	11.7%

Total assets					$203,404

Total earning assets					$191,349

(1)	In preparing the table above, adjustable-rate loans were included in the period in which the interest rates are next scheduled to adjust rather than in the period in which the loans mature. Fixed-rate loans were scheduled according to their contractual maturities.
(2)	Securities were scheduled based on their remaining maturity or repricing frequency. Fixed-rate mortgage-backed securities are scheduled ratably over nine years. Includes FHLB stock grouped in over five years.
(3)	Excludes noninterest-bearing deposit accounts. Money-market, NOW, and savings deposits are scheduled based on FDICIA studies on nonmaturity deposits. All other time deposits were scheduled through the maturity dates.
(4)	Federal Home Loan Bank advances with call features are scheduled based on call dates.

Selected Quarterly Results

	2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$2,472	$2,877	$3,296	$3,418
Interest expense	1,401	1,556	1,899	1,963
Net interest income	1,071	1,321	1,397	1,455
Provision for loan losses	143	198	135	225
Noninterest income	272	304	289	224
Noninterest expense	1,298	1,338	1,494	1,450
Earnings before income taxes	(98)	89	57	4
Net earnings	(60)	58	25	(20)
Earnings (loss) per share – basic	(0.03)	0.03	0.01	(0.01)
Earnings (loss) per share – diluted	(0.03)	0.03	0.01	(0.01)

	2006				2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$1,169	1,549	1,944	2,272	116	233	570	862
Interest expense	578	811	1,049	1,265	8	92	238	387
Net interest income	591	738	895	1,007	108	141	332	475
Provision for loan losses	126	232	205	218	15	118	259	172
Noninterest income	117	276	291	249	0	35	83	67
Noninterest expense	763	929	1,022	1,231	486	509	705	764
Earnings before income taxes	(181)	(147)	(41)	(193)	(393)	(451)	(549)	(394)
Net earnings	(114)	(97)	(29)	(123)	(143)	(326)	(325)	(215)
Basic earnings per common and diluted share	(.08)	(.06)	(.02)	(.07)	(.10)	(.22)	(.22)	(.13)

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

Item 7.	Financial Statements

The financial statements of the Company at December 31, 2007 and 2006 and for the years then ended are set forth in this Form 10-KSB as Exhibit 13.1.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 8A(T).	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act of 1934 Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in our periodic Securities and Exchange Commission filings. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designated by, or under the supervision of, our Principal Executive and Principal Financial Officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of our assets;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.

Based on our assessment, management believes that, as of December 31, 2007, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over-financial reporting.

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

As of December 31, 2007, the Bank had an aggregate total of $6,885,165 outstanding in loans and other extensions of credit to Affiliates. At December 31, 2007, the Bank had unsecured loans outstanding with aggregate outstanding balances of $3,179,937 of which $701,070 were to insiders. All such loans (both those to insiders and those to unaffiliated borrowers) were underwritten to the same policy standards and are due on demand. No insider received any preferential treatment with regard to interest rates, maturity, payment schedule or other features of the loans. All of the outstanding loans to directors and executive officers are performing pursuant to their terms. As of December 31, 2007 the Bank had the following outstanding loans to AFSI’s and the Bank’s directors and executive officers:

Name	Maturity Date of Loan	Largest Amount Outstanding in 2007	Amount Outstanding At December 31, 2007	Loan Type	Interest Rate
Barrett, Spencer Director	Demand	$78,729.17	$78,729.17	Unsecured LOC	6.000%
Bosshardt, Carol Director	Demand	$782,104.17	$301,500.00	Unsecured LOC	7.250%
Bosshardt, Carol Director	Demand	$250,000.00	$147,000.00	Unsecured LOC	7.250%
Bosshardt, Carol Director	4/27/2016	$421,797.03	$414,890.57	Commercial – SFR	7.460%
Bosshardt, Carol Director	10/23/2008	$140,000.00	$139,125.97	Unsecured LOC	6.750%
Bosshardt, Carol Director	4/28/2016	$162,500.00	$156,542.3	Commercial R/E	7.750%
Bosshardt, Carol Director	12/6/2017	$115,000.00	$115,000.00	Single Family Condo	7.000%
Bosshardt, Carol Director	6/8/2008	$60,000.00	$35,000.00	Unsecured	6.750%
Bosshardt, Carol Director	12/19/2017	$273,922.00	$273,922.00	Commercial R/E	7.000%
Czuryla, Walter Bank EVP	Demand	$3,524.94	—	Unsecured ODP	7.250%
Fletcher, Gloria Director	7/13/2015	$1,813,470.69	$1,790,376.42	Commercial R/E	6.710%
Fletcher, Gloria Director	6/26/2007	$188,456.58	$186,178.32	Single Family Condo	6.631%
Hill, Michael Director	Demand	$4,157.73	$153.54	Unsecured ODP	7.250%
Hill, Michael Director	9/29/2007	$147,052.66	$146,148.68	Residential Lot	7.500%
Hill, Michael Director	Demand	$36.03	—	Unsecured LOC	7.250%
Hill, Michael Director	12/29/2021	$100,000.00	$93,891.36	HELOC	6.250%
Kurtz, Jon President and CEO	Demand	$242.00	—	Unsecured ODP	7.250%
Leon, Ignacio Director	11/16/2022	—	—	HELOC	6.250%
Page, Robert Bank EVP	Demand	$3,000.00	—	Unsecured ODP	7.250%
White, Job E. Director	Demand	$782,104.17	$301,500.00	Unsecured LOC	7.250%
White, Job E. Director	10/24/2012	$350,000.00	$348,500.00	Commercial – SFR	6.855%
White, Job E. Director	10/21/2020	$399,545.71	—	HELOC	6.250%
Williams, Tommy Director	Demand	$782,104.17	$301,500.00	Unsecured LOC	7.250%
Williams, Tommy Director	Demand	$2,500,000.00	$1,122,194.29	S/F Residences	6.750%
Williams, Tommy Director	11/1/2011	$1,500,000.00	$933,452.00	S/F Residences	6.750%

The Company entered into a lease with Halachua Properties, LLC, which is owned by certain directors, during 2006 to rent office space for a branch in Alachua, Florida. This lease was for one year with a one year renewal option for $34,000 annually. The Company purchased the property in October 2007.

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

The information contained in the section captioned “Ratification of the Appointment of the Independent Auditor for the Fiscal Year Ending December 31, 2008” in the Proxy Statement is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be duly signed on its behalf by the undersigned, thereunto duly authorized, in the City of Ocala, State of Florida, on the 27th day of March, 2008.

ALARION FINANCIAL SERVICES, INC.

/s/ Jon M. Kurtz
Jon M. Kurtz
Principal Executive Officer

/s/ Matthew Ivers
Matthew Ivers
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the 27th day of March, 2008:

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
Tommy W. Williams, Jr.

Alarion Financial Services, Inc.

Form 10-KSB

For Fiscal Year Ending December 31, 2007

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