Form 10-Q
period 2008-03-31
Alarion Financial Services Inc
filed 2008-05-15
CIK 1353174

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common stock, par value $.01 per share	2,653,208 shares outstanding at May 6, 2008

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

($ in thousands, except per share amounts)

	At March 31, 2008	At December 31, 2007
	(unaudited)
Assets
Cash and due from banks	$1,846	1,805
Interest-earning deposits and federal funds sold	5,283	1,833

Cash and cash equivalents	7,129	3,638

Interest bearing time deposits in banks	5,014	2,046
Securities available for sale	15,327	20,537
Loans, net of allowance for loan losses of $2,231 and $2,046	180,679	164,051
Accrued interest receivable	752	931
Premises and equipment, net	10,777	9,603
Federal Home Loan Bank stock, at cost	1,221	836
Deferred income taxes	876	909
Other assets	922	853

Total assets	$222,697	203,404

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing demand deposits	14,740	13,159
NOW, money-market and savings deposits	35,352	34,932
Time deposits < $100,000	77,054	67,867
Time deposits > = $100,000	46,463	48,285

Total deposits	173,609	164,243

Federal Home Loan Bank advances	19,000	13,000
Other borrowings	3,819	4,807
Accrued interest payable	885	799
Accrued expenses and other liabilities	396	304

Total liabilities	197,709	183,153

Stockholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value; 4,000,000 shares authorized, 2,653,208 and 2,183,485 shares issued and outstanding in 2008 and 2007	27	22
Additional paid-in capital	26,553	21,856
Accumulated deficit	(1,664)	(1,657)
Accumulated other comprehensive income	72	30

Total stockholders’ equity	24,988	20,251

Total liabilities and stockholders’ equity	$222,697	203,404

See accompanying Notes to Condensed Consolidated Financial Statements.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDARY

Condensed Consolidated Statements of Operations (Unaudited)

($ in thousands, except per share amounts)

	Three Months Ended March 31,
	2008	2007
Interest income:
Loans	$2,880	2,154
Securities	235	207
Other	88	111

Total interest income	3,203	2,472

Interest expense:
Deposits	1,726	1,231
Borrowings	150	170

Total interest expense	1,876	1,401

Net interest income	1,327	1,071

Provision for loan losses	185	143

Net interest income after provision for loan losses	1,142	928

Noninterest income:
Deposit account fees	71	48
Net gain on sales of loans held for sale	—	197
Loan brokerage fees	216	—
Other	12	27

Total noninterest income	299	272

Noninterest expense:
Salaries and employee benefits	806	772
Occupancy and equipment	184	173
Data processing	104	75
Professional services	40	30
Advertising and promotion	44	52
Office supplies and printing	34	34
Other	228	162

Total noninterest expense	1,440	1,298

Income (loss) before income taxes	1	(98)

Income tax provision (benefit)	8	(38)

Net loss	$(7)	(60)

Loss per share – basic	$—	(.03)

Loss per share – diluted	$—	(.03)

Weighted-average number of common shares outstanding, basic	2,504,726	1,960,102

Weighted-average number of common shares outstanding, diluted	2,504,726	1,960,102

Dividends per share	$—	—

See accompanying Notes to Condensed Consolidated Financial Statements.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

Three Months Ended March 31, 2008 and 2007

($ in thousands)

	Common Stock		Additional Paid-In	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Capital
Balance at December 31, 2006	1,607,140	$16	16,002	(1,660)	(21)	14,337

Comprehensive loss:
Net loss (unaudited)	—	—	—	(60)	—	(60)
Net change in unrealized loss on securities available for sale, net of taxes of $5 (unaudited)	—	—	—	—	7	7

Comprehensive loss (unaudited)						(53)

Common stock warrants exercised (unaudited)	564,832	6	5,598	—	—	5,604

Balance at March 31, 2007 (unaudited)	2,171,972	$22	21,600	(1,720)	(14)	19,888

Balance at December 31, 2007	2,183,485	$22	21,856	(1,657)	30	20,251

Comprehensive income:
Net loss (unaudited)	—	—	—	(7)	—	(7)
Net change in unrealized gain on securities available for sale, net of taxes of $25 (unaudited)	—	—	—	—	42	42

Comprehensive income (unaudited)						35

Common stock options exercised (unaudited)	17,486	—	175	—	—	175
Common stock warrants exercised (unaudited)	452,237	5	4,522	—	—	4,527

Balance at March 31, 2008 (unaudited)	2,653,208	$27	26,553	(1,664)	72	24,988

See accompanying Notes to Condensed Consolidated Financial Statements.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(7)	(60)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	185	143
Depreciation and amortization	92	79
Deferred income tax expense (benefit)	8	(38)
Net amortization of deferred loan fees and costs	42	104
Net gain on sales of loans held for sale	—	(197)
Loans originated for sale	—	(5,424)
Proceeds from sales of loans held for sale	—	8,057
Net increase in accrued interest payable	86	58
Net decrease (increase) in accrued interest receivable	179	(42)
Net (increase) decrease in other assets	(69)	1
Net increase in accrued expenses and other liabilities	92	1,472

Net cash provided by operating activities	608	4,153

Cash flows from investing activities:
Proceeds from principal repayments and maturities on securities available for sale	7,272	5,092
Purchase of securities available for sale	(1,995)	(4,000)
Purchase of time deposits	(2,968)	—
Loan disbursements, net of repayments	(16,855)	(17,107)
Purchase of premises and equipment	(1,266)	(1,350)
Purchase of Federal Home Loan Bank stock	(385)	(106)

Net cash used in investing activities	(16,197)	(17,471)

Cash flows from financing activities:
Net increase in deposits	9,366	16,025
Net (decrease) increase in other borrowings	(988)	2,268
Net increase in advances from Federal Home Loan Bank	6,000	—
Proceeds from common stock options and warrants exercised	4,702	5,604

Net cash provided by financing activities	19,080	23,897

Net increase in cash and cash equivalents	3,491	10,579

Cash and cash equivalents at beginning of period	3,638	6,734

Cash and cash equivalents at end of period	$7,129	17,313

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest of $48	$1,838	1,343

Income taxes	$—	—

Noncash transaction-
Accumulated other comprehensive income (loss), net change in unrealized gain (loss) on securities available for sale, net of taxes	$42	7

See accompanying Notes to Condensed Consolidated Financial Statements.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation. In the opinion of the management of Alarion Financial Services, Inc. (the “Holding Company”), the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position at March 31, 2008 and the results of operations and cash flows for the three-month periods ended March 31, 2008 and 2007. The results of operations for the three-month period ended March 31, 2008, are not necessarily indicative of results that may be expected for the year ending December 31, 2008.

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

2. Loans. The components of loans are summarized as follows (in thousands):

		At March 31, 2008	At December 31, 2007
	Commercial real estate	$89,964	80,652
	Residential real estate and home equity	30,467	28,784
	Construction	43,377	39,722
	Commercial	15,919	13,889
	Consumer	2,828	2,699

	Total loans	182,555	165,746
Add/Deduct:	Allowance for loan losses	(2,231)	(2,046)
	Deferred loan costs, net	355	351

	Loans, net	$180,679	164,051

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3. Loan Impairment and Loan Losses. An analysis of the change in the allowance for loan losses follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Balance at January 1	$2,046	1,345
Provision for loan losses	185	143

Balance at March 31	$2,231	1,488

The following is a summary of information regarding nonaccrual and impaired loans (in thousands):

	At March 31, 2008	At December 31, 2007
Nonaccrual loans	$749	—

Accruing loans past due ninety days or more	$—	—

Investment in impaired loans	$749	—

	Three Months Ended March 31,
	2008	2007
Interest income recognized on impaired loans	$—	—

Interest income received on impaired loans	$—	—

Average net recorded investment in impaired loans	$526	—

4. Loss Per Share. Basic loss per share has been computed on the basis of the weighted-average number of shares of common stock outstanding during the periods, which was 2,504,726 shares and 1,960,102 shares during the three-month periods ended March 31, 2008 and 2007, respectively. All outstanding warrants and stock options are not dilutive due to the net losses of the Company.

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5. Share Based Compensation. The Company follows the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (R), Share-Based Payment (“SFAS 123 (R)”), using the modified-prospective-transition method. Under the transition method, compensation cost recognized includes: (a) compensation cost for all share-base payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value calculated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123 (R). Prior to December 31, 2005, the Company was not considered a public company as defined in SFAS 123 and used the minimum value method to determine stock based compensation. Therefore, the stock options granted in 2005 that vested in 2007 and 2008 are not required to be expensed by the Company upon implementation of SFAS 123(R). The Company recognizes stock-based compensation for all subsequent options granted in salaries and employee benefits in the accompanying consolidated statements of operations on a straight-line basis over the vesting period.

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5. Share Based Compensation, Continued. The Company adopted a stock option plan for its employees and directors (the “Plan”). Fifteen percent of the total amount of shares outstanding, up to 450,000 shares (currently 397,981 shares), have been reserved under the Plan. Stock options are granted at an exercise price equal to or greater than the fair market value of the common stock on the date of grant. Options granted to directors vest immediately and for employees, the options primarily vest over two years starting with the date of grant and ending on the second anniversary thereof. At March 31, 2008, there were 129,344 options available for future grants under the Plan. A summary of stock option transactions under the Plan for the three-month period ended March 31, 2008, follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2007	253,808	$10.13
Options forfeited	(1,201)	10.50
Options granted	10,000	10.50
Options exercised	(17,486)	10.00

Options outstanding at March 31, 2008	245,121	$10.16	8.25 years	$—

Options exercisable at March 31, 2008	200,729	$10.08	7.98 years	$—

There were no options granted during the three-month period ended March 31, 2007. The fair value of each option granted for the three-month period ended March 31, 2008 is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	4.04%
Dividend yield	—%
Expected stock volatility	6.92%
Expected life in years	5.50
Per share grant-date fair value of options issued during the period	$2.02

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

There were 17,486 options exercised during the three month period ended March 31, 2008. There was no intrinsic value or tax benefit related to these options exercised. At March 31, 2008, there was approximately $72,000 of total unrecognized compensation expense related to the nonvested share-based compensation arrangement granted under the plans. The cost is expected to be recognized over a weighted-average period of twenty months. There was no compensation expense recognized related to share based compensation during the three month periods ended March 31, 2008 and 2007.

6. Fair Value Measurements. On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements for financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. This standard does not apply to measurements related to share-based payments.

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

•	Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

•

Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities that are not active. Such inputs may include interest rates and yield curves, volatilities, prepayment speeds, credit risks, and default rates.

•

Level 3: Unobservable inputs to measure fair value of assets and liabilities for which there is little, if any market activity at the measurement date, using reasonable inputs and assumptions based upon the best information at the time, to the extent that inputs are available without undue cost and effort.

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

6. Fair Value Measurements, Continued. Our listing of financial assets subject to fair value measurements on a recurring basis are as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
	Fair Value as of March 31, 2008	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities	$15,327	—	15,327	—

The fair values of the Company’s securities available for sale are determined by third party service providers utilizing various methods dependent upon the specific type of investment. Where quoted prices are available in an active market, securities are classified within level 1 of the valuation hierarchy. Level 1 securities include highly liquid government bonds, certain mortgage products and exchange-traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Examples of such instruments, which would generally be classified within level 2 of the valuation hierarchy, include certain collateralized mortgage and debt obligations and certain high-yield debt securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within level 3 of the valuation hierarchy. Securities classified within level 3 include certain residual interests in securitizations and other less liquid securities.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company’s independent registered public accounting firm, have made a limited review of the financial data as of March 31, 2008 and for the three-month periods ended March 31, 2008 and 2007 presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board (United States).

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

Alarion Financial Services, Inc.

Ocala, Florida:

We have reviewed the accompanying condensed consolidated balance sheet of Alarion Financial Services, Inc. and Subsidiary (the “Company”) as of March 31, 2008, and the related condensed consolidated statements of operations, changes in stockholders’ equity and cash flows for the three-month periods ended March 31, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2007, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated March 24, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2007, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Hacker, Johnson & Smith PA

HACKER, JOHNSON & SMITH PA
Tampa, Florida
May 6, 2008

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

The following table summarizes the Bank’s contractual obligations, including certain on-balance sheet and off-balance sheet obligations, at March 31, 2008 (in thousands):

Contractual Obligations	Total
Time deposit maturities	$123,517
Advances from Federal Home Loan Bank	19,000
Other borrowings	3,819
Commitments to extend credit	6,660
Unused lines of credit	32,870
Standby letters of credit	900

Total	$186,766

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. If such minimum amounts and percentages are met, the Bank is considered “adequately capitalized.” If the actual amounts exceed the requirements of “adequately capitalized,” and meet even more stringent minimum standards, they are considered “well capitalized.” Management believes as of March 31, 2008, the Bank meets the capital requirements for a “well capitalized” financial institution.

The table below shows the total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios of the Bank at March 31, 2008 and December 31, 2007, and the minimum required amounts and percentages ($ in thousands).

	Actual		For Capital Adequacy Purposes		For Well Capitalized Purposes
	Amount	Percent	Amount	Percent	Amount	Percent
As of March 31, 2008:
Total capital (to Risk-Weighted Assets)	$21,085	10.64%	$15,853	8.00%	$19,817	10.00%
Tier I Capital (to Risk-Weighted Assets)	18,854	9.51	7,930	4.00	11,895	6.00
Tier I Capital (to Average Assets)	18,854	8.88	8,493	4.00	10,616	5.00

As of December 31, 2007:
Total capital (to Risk-Weighted Assets)	20,844	11.52	14,475	8.00	18,094	10.00
Tier I Capital (to Risk-Weighted Assets)	18,798	10.39	7,237	4.00	10,855	6.00
Tier I Capital (to Average Assets)	18,798	9.20	8,173	4.00	10,216	5.00

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

Results of Operations

The following table shows selected ratios for the periods ended or at the dates indicated:

	Three Months Ended March 31, 2008	Year Ended December 31, 2007	Three Months Ended March 31, 2007

Average equity as a percentage of average assets	10.39%	10.54%	11.17%

Total equity to total assets at end of period	11.22%	9.96%	12.07%

Return on average assets (1)	(.01)%	.00%	(.16)%

Return on average equity (1)	(.13)%	.02%	(1.45)%

Noninterest expense to average assets (1)	2.70%	3.08%	3.47%

Nonperforming loans to total loans at end of period (2)	.41%	N/A	N/A

(1)	Annualized for the three months ended March 31, 2008 and 2007.
(2)	Nonperforming loans consist of nonaccrual loans and accruing loans contractually past due ninety days or more.

Changes in Financial Condition

Total assets increased $20 million or 10%, from $203 million at December 31, 2007 to $223 million at March 31, 2008, primarily as a result of a $17 million increase in net loans and a $3 million increase in cash and cash equivalents. Deposits increased $10 million from $164 million at December 31, 2007 to $174 million at March 31, 2008 and Federal Home Loan Bank advances increased $6 million.

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

	Three Months Ended March 31,
	2008			2007
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	($ in thousands)
Interest-earning assets:
Loans	$171,888	2,880	6.72%	$110,922	2,154	7.88%
Securities	17,504	235	5.39	13,171	207	6.37
Other (1)	11,345	88	3.11	10,322	111	4.36

Total interest-earning assets	200,737	3,203	6.40	134,415	2,472	7.46

Noninterest-earning assets	12,474			15,481

Total assets	$213,211			$149,896

Interest-bearing liabilities:
Deposits	155,216	1,726	4.46	106,843	1,231	4.67
Federal Home Loan Bank advances and other borrowings	20,166	198	3.93	14,402	170	4.79

Total interest-bearing liabilities	175,382	1,924	4.40	121,245	1,401	4.69

Capitalized interest		(48)			—

Net interest expense		1,876			1,401

Noninterest-bearing deposits	14,108			10,970
Noninterest-bearing liabilities	1,562			931
Stockholders’ equity	22,159			16,750

Total liabilities and stockholders’ equity	$213,211			$149,896

Net interest income		$1,327			$1,071

Interest-rate spread			2.00%			2.77%

Net interest margin (2)			2.65%			3.23%

Ratio of interest-earning assets to interest-bearing liabilities	1.14			1.11

(1)	Includes interest-earning deposits, federal funds sold and Federal Home Loan Bank stock.
(2)	Net interest margin is annualized net interest income divided by average interest-earning assets.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

Comparison of the Three-Month Periods Ended March 31, 2008 and 2007

General Operating Results. Net loss for the three-month period ended March 31, 2008 was $7,000, or $(.00) per basic and diluted share, compared to $60,000, or $(.03) per basic and diluted share, for the comparable period in 2007. The $53,000 decrease in net loss resulted primarily from an increase in net interest income of $256,000 and an increase in noninterest income of $27,000, partially offset by a $42,000 increase in provision for loan losses and a $142,000 increase in noninterest expense.

Interest Income. Interest income increased $731,000 to $3.2 million for the three-month period ended March 31, 2008, when compared to the three-month period ended March 31, 2007. The increase was due to a $66.3 million increase in average interest-earning assets outstanding for the three months ended March 31, 2008 compared to the 2007 period, partially offset by a decrease in the average yield earned on interest-earning assets from 7.46% for the three months ended March 31, 2007 to 6.40% for the three months ended March 31, 2008.

Interest Expense. Interest expense increased $475,000 from $1.4 million for the three-month period ended March 31, 2007 to $1.9 million for the three-month period ended March 31, 2008. The increase was primarily due to an increase of $54.1 million in average interest-bearing liabilities outstanding, partially offset by a decrease in the average cost of interest-bearing liabilities from 4.69% for the three months ended March 31, 2007 to 4.40% for the comparable 2008 period. Average interest-bearing deposits increased from $106.8 million outstanding during the three months ended March 31, 2007 to $155.2 million outstanding during the comparable period for 2008.

Provision for Loan Losses. The provision for loan losses is charged to operations to increase the total loan loss allowance to a level deemed appropriate by management. The provision is based upon the volume and type of lending conducted by the Company, industry standards, general economic conditions, particularly as they relate to the Company’s market area, and other factors related to the collectibility of the Company’s loan portfolio. The Company recorded provisions for loan losses for the three-month periods ended March 31, 2008 and 2007 of $185,000 and $143,000, respectively. The increase in provision was primarily due to the overall growth of the loan portfolio. Management believes that the allowance for loan losses, which was $2.2 million or 1.22% of gross loans at March 31, 2008 is adequate.

Noninterest Income. Noninterest income increased $27,000 during the 2008 period. The increase was primarily due to a $23,000 increase in deposit account fees when compared to the three-month period ended March 31, 2007.

Noninterest Expense. Noninterest expense increased by $142,000 from $1.3 million for the three-month period ended March 31, 2007 to $1.4 million for the three-month period ended March 31, 2008. The increase was primarily due to increases of $34,000 in salaries and employee benefits, $11,000 in occupancy and equipment expense, $29,000 in data processing expense, and $66,000 in other noninterest expense, all related to the overall growth of the Company.

Income Taxes. The income tax benefit was $38,000 for the three-month period ended March 31, 2007. The income tax expense was $8,000 for the corresponding period in 2008.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

Item 4T.	Controls and Procedures

a.	Evaluation of disclosure controls and procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Principal Executive and Principal Financial officers of the Company concluded that the Company’s disclosure controls and procedures were adequate.

b.	Changes in internal controls. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Principal Executive and Principal Financial officers.

Part II – OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending legal proceedings to which Alarion Financial Services, Inc. or its subsidiary is a party or to which any of their property is subject.

Item 1.A.	Risk Factors

Not applicable

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Not applicable

Item 3.	Defaults upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.	Other Information

Not applicable

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

Item 6.	Exhibits

Exhibits marked with an (a) were filed in the Holding Company’s Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on March 15, 2006. Exhibit (c) was filed in the Annual Report on Form 10-KSB/A filed with the Commission on July 17, 2006.

Exhibit No.	Description of Exhibit
3.1 (a)	Articles of Incorporation

3.2 (a)	Bylaws

4.1 (a)	Specimen Common Stock Certificate

4.3 (c)	2005 Stock Plan

10.1 (a)	Employment Agreement with Jon M. Kurtz

10.2 (a)	Lease for Main Office

10.3	Employment Agreement with Walter R. Czuryla

10.4	Employment Agreement with Robert L. Page

21.1 (a)	Schedule of Subsidiaries

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - President and Principal Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Principal Financial Officer

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – President and Principal Executive Officer

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Principal Financial Officer

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: May 14, 2008

Alarion Financial Services, Inc.

By:	/s/ Jon M. Kurtz
Name:	Jon M. Kurtz, President and
Principal Executive Officer

By:	/s/ Matthew Ivers
Name:	Matthew Ivers, Senior Vice President and Principal Financial Officer