Form 10-Q
period 2008-06-30
Alarion Financial Services Inc
filed 2008-08-13
CIK 1353174

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common stock, par value $.01 per share	2,653,208 shares outstanding at August 6, 2008

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

($ in thousands, except per share amounts)

	At June 30, 2008	At December 31, 2007
	(unaudited)
Assets
Cash and due from banks	$4,438	1,805
Interest-earning deposits and federal funds sold	10,133	1,833

Cash and cash equivalents	14,571	3,638

Interest bearing time deposits in banks	2,961	2,046
Securities available for sale	11,745	20,537
Loans, net of allowance for loan losses of $2,288 and $2,046	184,197	164,051
Accrued interest receivable	701	931
Premises and equipment, net	11,839	9,603
Federal Home Loan Bank stock, at cost	1,221	836
Deferred income taxes	938	909
Other assets	880	853

Total assets	$229,053	203,404

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing demand deposits	16,080	13,159
NOW, money-market and savings deposits	38,700	34,932
Time deposits < $100,000	73,972	67,867
Time deposits > = $100,000	48,569	48,285

Total deposits	177,321	164,243

Federal Home Loan Bank advances	19,000	13,000
Other borrowings	6,062	4,807
Accrued interest payable	996	799
Accrued expenses and other liabilities	800	304

Total liabilities	204,179	183,153

Stockholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value; 4,000,000 shares authorized, 2,653,208 and 2,183,485 shares issued and outstanding in 2008 and 2007	27	22
Additional paid-in capital	26,556	21,856
Accumulated deficit	(1,617)	(1,657)
Accumulated other comprehensive (loss) income	(92)	30

Total stockholders’ equity	24,874	20,251

Total liabilities and stockholders’ equity	$229,053	203,404

See accompanying Notes to Condensed Consolidated Financial Statements.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations (Unaudited)

($ in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Interest income:
Loans	$2,835	2,542	5,714	4,696
Securities	187	192	423	399
Other	89	143	178	253

Total interest income	3,111	2,877	6,315	5,348

Interest expense:
Deposits	1,620	1,393	3,346	2,601
Borrowings	157	163	307	356

Total interest expense	1,777	1,556	3,653	2,957

Net interest income	1,334	1,321	2,662	2,391
Provision for loan losses	56	198	242	340

Net interest income after provision for loan losses	1,278	1,123	2,420	2,051

Noninterest income:
Deposit account fees	85	52	156	99
Net gain on sales of loans held for sale	—	—	—	197
Loan brokerage fees	214	220	430	221
Other	(2)	32	10	60

Total noninterest income	297	304	596	577

Noninterest expense:
Salaries and employee benefits	820	774	1,627	1,546
Occupancy and equipment	190	173	374	346
Data processing	121	94	225	168
Professional services	65	52	105	83
Advertising and promotion	44	41	87	94
Office supplies and printing	27	37	61	71
Other	227	167	455	328

Total noninterest expense	1,494	1,338	2,934	2,636

Earnings (loss) before income tax expense (benefit)	81	89	82	(8)
Income tax expense (benefit)	34	31	42	(6)

Net earnings (loss)	$47	58	40	(2)

Earnings (loss) per share – basic	$0.02	0.03	0.02	(0.00)

Earnings (loss) per share – diluted	$0.02	0.03	0.02	(0.00)

Weighted-average number of common shares outstanding, basic	2,653,208	2,173,120	2,578,967	2,067,200

Weighted-average number of common shares outstanding, diluted	2,653,208	2,218,193	2,578,967	2,067,200

Dividends per share	$—	—	—	—

See accompanying Notes to Condensed Consolidated Financial Statements.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

Six Months Ended June 30, 2008 and 2007

($ in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2006	1,607,140	$16	16,002	(1,660)	(21)	14,337

Comprehensive loss:
Net loss (unaudited)	—	—	—	(2)	—	(2)

Net change in unrealized loss on securities available for sale, net of taxes (unaudited)	—	—	—	—	(11)	(11)

Comprehensive loss (unaudited)						(13)

Warrants exercised (unaudited)	568,315	6	5,677	—	—	5,683

Balance at June 30, 2007 (unaudited)	2,175,455	$22	21,679	(1,662)	(32)	20,007

Balance at December 31, 2007	2,183,485	$22	21,856	(1,657)	30	20,251

Comprehensive loss:
Net earnings (unaudited)	—	—	—	40	—	40
Net change in unrealized gain on securities available for sale, net of taxes of $(73) (unaudited)	—	—	—	—	(122)	(122)

Comprehensive loss (unaudited)						(82)

Share-based compensation (unaudited)	—	—	8	—	—	8
Stock options and warrants exercised (unaudited)	469,723	5	4,692	—	—	4,697

Balance at June 30, 2008 (unaudited)	2,653,208	$27	26,556	(1,617)	(92)	24,874

See accompanying Notes to Condensed Consolidated Financial Statements.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net earnings (loss)	$40	(2)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Provision for loan losses	242	340
Share-based compensation	8	—
Depreciation and amortization	195	163
Deferred income tax expense (benefit)	44	(6)
Net amortization of deferred loan fees and costs	77	213
Net gain on sales of loans held for sale	—	(197)
Loans originated for sale	—	(5,424)
Proceeds from sales of loans held for sale	—	8,057
Net increase in accrued interest payable	197	212
Net decrease (increase) in accrued interest receivable	230	(134)
Net (increase) decrease in other assets	(27)	9
Net increase in accrued expenses and other liabilities	496	446

Net cash provided by operating activities	1,502	3,677

Cash flows from investing activities:
Proceeds from principal repayments and maturities on securities available for sale	11,595	7,187
Purchase of securities available for sale	(2,998)	(6,998)
Purchases of time deposits	(915)	(30)
Loan disbursements, net of repayments	(20,465)	(32,762)
Purchase of premises and equipment	(2,877)	(1,937)
Proceeds from sale of premises and equipment	446	—
Purchase of Federal Home Loan Bank stock	(385)	(241)

Net cash used in investing activities	(15,599)	(34,781)

Cash flows from financing activities:
Net increase in deposits	13,078	39,775
Net increase in advances from Federal Home Loan Bank	6,000	3,000
Net increase in other borrowings	1,255	2,775
Proceeds from common stock options and warrants exercised	4,697	5,683

Net cash provided by financing activities	25,030	51,233

Net increase in cash and cash equivalents	10,933	20,129
Cash and cash equivalents at beginning of period	3,638	6,734

Cash and cash equivalents at end of period	$14,571	26,863

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest of $99 and $65	$3,456	3,969

Income taxes	$—	—

Noncash transaction-
Accumulated other comprehensive loss, net change in unrealized loss on securities available for sale, net of taxes	$(122)	(11)

See accompanying Notes to Condensed Consolidated Financial Statements.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation. In the opinion of the management of Alarion Financial Services, Inc. (the “Holding Company”), the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position at June 30, 2008 and the results of operations for the three- and six-month periods ended June 30, 2008 and 2007 and cash flows for the six-month periods ended June 30, 2008 and 2007. The results of operations for the three- and six-month periods ended June 30, 2008, are not necessarily indicative of results that may be expected for the year ending December 31, 2008.

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

2. Loans. The components of loans are summarized as follows (in thousands):

	At June 30, 2008	At December 31, 2007
Commercial real estate	$93,370	80,652
Residential real estate and home equity	32,857	28,784
Construction	42,165	39,722
Commercial	14,754	13,889
Consumer	2,961	2,699

Total loans	186,107	165,746

Add/Deduct: Allowance for loan losses	(2,288)	(2,046)
Deferred loan costs, net	378	351

Loans, net	$184,197	164,051

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3. Loan Impairment and Loan Losses. An analysis of the change in the allowance for loan losses follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Beginning balance	$2,232	1,487	2,046	1,345
Provision for loan losses	56	198	242	340

Ending balance	$2,288	1,685	2,288	1,685

The following is a summary of information regarding nonaccrual and impaired loans (in thousands):

	At June 30, 2008	At December 31, 2007
Nonaccrual loans	$850	—

Accruing loans past due ninety days or more	$—	—

Balance of impaired loan	$743	—

Allowance on this loan	$371	—

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Interest income recognized on impaired loans	$—	—	—	—

Interest income received on impaired loans	$—	—	—	—

Average net recorded investment in impaired loans	$373	—	450	—

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

4. Earnings (Loss) Per Share. Earnings (loss) per share (“EPS”) of common stock has been computed on the basis of the weighted-average number of shares of common stock outstanding. Outstanding stock options and warrants are not considered dilutive securities for the six month period ended June 30, 2007 due to the net loss incurred by the Company. Outstanding stock options and warrants are considered dilutive securities for the three and six month periods ended June 30, 2008, and for the three month period ended June 30, 2007, for the purposes of calculating diluted EPS, which is computed using the treasury stock method. The following table represents the calculations of the weighted-average number of shares for EPS (in thousands, except per share amounts):

	2008			2007
	Earnings	Weighted- Average Shares	Per Share Amount	Earnings (Loss)	Weighted- Average Shares	Per Share Amount
Three Months Ended June 30:
Basic EPS:
Net earnings available to common stockholders	$47	2,653	$0.02	$58	2,173	$0.03

Effect of dilutive securities-
Incremental shares from assumed conversion of options and warrants		—			45

Diluted EPS:
Net earnings available to common stockholders and assumed conversions	$47	2,653	$0.02	$58	2,218	$0.03

Six Months Ended June 30:
Basic EPS:
Net earnings (loss) available to common stockholders	$40	2,579	$0.02	$(2)	2,067	$—

Effect of dilutive securities-
Incremental shares from assumed conversion of options and warrants		—			—

Diluted EPS:
Net earnings (loss) available to common stockholders and assumed conversions	$40	2,579	$0.02	$(2)	2,067	$—

For the three- and six-month periods ended June 30, 2008, the following options were excluded from the calculation of earnings per share due to the exercise price exceeding the average market price for the period.

Number of Outstanding Options	Exercise Price	Expiration Date
64,032	$10.50	2017
10,000	$10.50	2018

The remaining options outstanding have exercise prices equal to the average fair market value of the Company’s common stock during the three- and six-month periods ended June 30, 2008.

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

The Company adopted a stock option plan for its employees and directors (the “Plan”). Fifteen percent of the total amount of shares outstanding, up to 450,000 shares (currently 397,981 shares), have been reserved under the Plan. Stock options are granted at an exercise price equal to or greater than the fair market value of the common stock on the date of grant. Options granted to directors vest immediately and for employees, the options primarily vest over two years starting with the date of grant and ending on the second anniversary thereof. At June 30, 2008, there were 132,097 options available for future grants under the Plan. A summary of stock option transactions under the Plan for the six-month period ended June 30, 2008, follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2007	253,808	$10.13
Options forfeited	(4,454)	10.11
Options granted	10,500	10.48
Options exercised	(17,486)	10.00

Options outstanding at June 30, 2008	242,368	$10.15	7.97 years	$—

Options exercisable at June 30, 2008	199,579	$10.08	7.69 years	$—

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5. Share Based Compensation, Continued. There were no options granted during the three- and six- month periods ended June 30, 2007. The fair value of each option granted for the three- and six-month periods ended June 30, 2008 is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Risk-free interest rate	4.04%	4.04-4.58%
Dividend yield	—%	—%
Expected stock volatility	6.92%	6.92%
Expected life in years	5.50	5.50
Per share grant-date fair value of options issued during the period	$2.02	2.02-2.22

The Company has examined its historical pattern of option exercises in an effort to determine if there were any patterns based on certain employee populations. From this analysis, the Company could not identify any patterns in the exercise of options. As such, the Company used the guidance in Staff Accounting Bulletin No. 107 issued by the Securities and Exchange Commission to determine the estimated life of options. Expected volatility is based on historical volatility of similar size financial institutions. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield assumption is based on the Company’s history and expectation of dividend payments.

There were 17,486 options exercised during the six month period ended June 30, 2008. There was no intrinsic value or tax benefit related to these options exercised. At June 30, 2008, there was approximately $65,000 of total unrecognized compensation expense related to the nonvested share-based compensation arrangement granted under the plan. The cost is expected to be recognized over a weighted-average period of fourteen months. The total fair value of shares vesting and recognized as compensation expense was approximately $8,000 for the six month period ended June 30, 2008.

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

Our listing of financial assets subject to fair value measurements on a recurring basis are as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Fair Value as of June 30, 2008	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities	$11,745	—	11,745

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

6. Fair Value Measurements, Continued. Assets measured at fair value on a nonrecurring basis are summarized below (in thousands):

	Net Carrying Value at June 30, 2008				Total Losses (1)
	Total	Level 1	Level 2	Level 3	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Impaired loans	$743	—	—	743	371	371

(1)	Represents a specific valuation allowance (recorded as part of the overall allowance for loan losses) for one nonaccrual loan totaling $743,000 in accordance with SFAS 114.

Valuation of Available for Sale Securities. The fair values of the Company’s securities available for sale are determined by third party service providers utilizing various methods dependent upon the specific type of investment. Where quoted prices are available in an active market, securities are classified within level 1 of the valuation hierarchy. Level 1 securities include highly liquid government bonds, certain mortgage products and exchange-traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Examples of such instruments, which would generally be classified within level 2 of the valuation hierarchy, include certain collateralized mortgage and debt obligations and certain high-yield debt securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within level 3 of the valuation hierarchy. Securities classified within level 3 include certain residual interests in securitizations and other less liquid securities.

Valuation of Impaired Loans. A loan is considered impaired when, based upon current information and events, it is probable that we will be unable to collect all amounts due, including principal and interest according to the contractual terms of the loan agreement. The Company’s impaired loans are normally collateral dependent and, as such, are carried at the lower of the Company’s net recorded investment in the loan or the estimated fair value of the collateral less estimated selling costs. Adjustments to the recorded investment are made through specific valuation allowances that are recorded as part of the overall allowance for loan losses. Estimates of fair value are determined based on a variety of information, including the use of available appraisals, estimates of the market value by licensed appraisers or local real estate brokers and the knowledge and experience of the Company’s management related to values of properties in the Company’s market areas. These officers take into consideration the type and location of the property as well as current economic conditions in the area the property is located in assessing estimates of fair value. Accordingly, the fair value estimates for impaired loans is classified as Level 3.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company’s independent registered public accounting firm, have made a limited review of the financial data as of June 30, 2008, and for the three- and six-month periods ended June 30, 2008 and 2007 presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board (United States).

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

Alarion Financial Services, Inc.

Ocala, Florida:

We have reviewed the accompanying condensed consolidated balance sheet of Alarion Financial Services, Inc. and Subsidiary (the “Company”) as of June 30, 2008, the related condensed consolidated statements of operations for the three- and six-month periods ended June 30, 2008 and 2007, and the related condensed consolidated statements of cash flows and changes in stockholders’ equity for the six-month periods ended June 30, 2008 and 2007. These interim condensed financial statements are the responsibility of the Company’s management.

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
August 6, 2008

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

Item 2.	Management’s Discussion and Analysis

General

Alarion Financial Services, Inc. (the “Holding Company”) owns 100% of the common stock of Alarion Bank (the “Bank”) (collectively the “Company”). The Holding Company’s primary activity is the operation of the Bank. The Bank is a state (Florida)-chartered commercial bank. The Company offers a variety of banking and financial services to individual and corporate customers through its five banking offices located in Ocala and Gainesville, Florida. The Company intends to open its sixth banking office in Ocala, Florida in the third quarter of 2008.

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

The following table summarizes the Bank’s contractual obligations, including certain on-balance sheet and off-balance sheet obligations, at June 30, 2008 (in thousands):

Contractual Obligations	Total
Time deposit maturities	$122,541
Advances from Federal Home Loan Bank	19,000
Other borrowings	6,062
Commitments to extend credit	11,597
Unused lines of credit	30,763
Standby letters of credit	1,316

Total	$191,279

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. If such minimum amounts and percentages are met, the Bank is considered “adequately capitalized.” If the actual amounts exceed the requirements of “adequately capitalized,” and meet even more stringent minimum standards, they are considered “well capitalized.” Management believes as of June 30, 2008, the Bank meets the capital requirements for a “well capitalized” financial institution.

The table below shows the total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios of the Bank at June 30, 2008 and December 31, 2007, and the minimum required amounts and percentages ($ in thousands).

	Actual		For Capital Adequacy Purposes		For Well Capitalized Purposes
	Amount	Percent	Amount	Percent	Amount	Percent
As of June 30, 2008:
Total capital (to Risk- Weighted Assets)	$24,044	11.91%	$16,150	8.00%	$20,188	10.00%
Tier I Capital (to Risk- Weighted Assets)	21,756	10.77	8,080	4.00	12,120	6.00
Tier I Capital (to Average Assets)	21,756	9.69	8,981	4.00	11,226	5.00

As of December 31, 2007:
Total capital (to Risk- Weighted Assets)	20,844	11.52	14,475	8.00	18,094	10.00
Tier I Capital (to Risk- Weighted Assets)	18,798	10.39	7,237	4.00	10,855	6.00
Tier I Capital (to Average Assets)	18,798	9.20	8,173	4.00	10,216	5.00

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

Results of Operations

The following table shows selected ratios for the periods ended or at the dates indicated:

	Six Months Ended June 30, 2008	Year Ended December 31, 2007	Six Months Ended June 30, 2007
Average equity as a percentage of average assets	10.65%	10.54%	11.27%
Total equity to total assets at end of period	10.86%	9.96%	10.46%
Return on average assets (1)	0.04%	.00%	0.00%
Return on average equity (1)	0.34%	.02%	(0.02)%
Noninterest expense to average assets (1)	2.68%	3.08%	3.30%
Nonperforming loans to total loans at end of period (2)	0.46%	N/A	N/A

(1)	Annualized for the six months ended June 30, 2008 and 2007.
(2)	Nonperforming loans consist of nonaccrual loans and accruing loans contractually past due ninety days or more.

Changes in Financial Condition

Total assets increased $26 million or 13%, from $203 million at December 31, 2007 to $229 million at June 30, 2008, primarily as a result of a $20 million increase in net loans and a $11 million increase in cash and cash equivalents, somewhat offset by a decrease in securities of $9 million. Deposits increased $13 million from $164 million at December 31, 2007 to $177 million at June 30, 2008 and Federal Home Loan Bank advances increased $6 million.

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

	Three Months Ended June 30,
	2008			2007
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	($ in thousands)
Interest-earning assets:
Loans	$179,730	2,835	6.33%	$133,317	2,542	7.65%
Securities	13,305	187	5.64	14,126	192	5.45
Other (1)	16,018	89	2.23	12,550	143	4.57

Total interest-earning assets	209,053	3,111	5.97	159,993	2,877	7.21

Noninterest-earning assets	16,404			11,905

Total assets	$225,457			$171,898

Interest-bearing liabilities:
Deposits	161,309	1,620	4.03	119,322	1,421	4.78
Federal Home Loan Bank advances and other borrowings	23,646	209	3.53	17,509	200	4.58

Total interest-bearing liabilities	184,955	1,829	3.97	136,841	1,621	4.75
Capitalized interest		(52)			(65)

Net interest expense		1,777			1,556

Noninterest-bearing deposits	14,981			14,090
Noninterest-bearing liabilities	566			994
Stockholders’ equity	24,955			19,973

Total liabilities and stockholders’ equity	$225,457			$171,898

Net interest income		$1,334			$1,321

Interest-rate spread			2.00%			2.65%

Net interest margin (2)			2.56%			3.31%

Ratio of interest-earning assets to interest-bearing liabilities	1.13			1.17

(1)	Includes interest-earning deposits, federal funds sold, time deposits and Federal Home Loan Bank stock.
(2)	Net interest margin is annualized net interest income divided by average interest-earning assets.

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

	Six Months Ended June 30,
	2008			2007
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	($ in thousands)
Interest-earning assets:
Loans	$174,198	5,714	6.58%	$124,244	4,696	7.62%
Securities	15,404	423	5.51	13,651	399	5.89
Other (1)	13,682	178	2.61	11,442	253	4.46

Total interest-earning assets	203,284	6,315	6.23	149,337	5,348	7.22

Noninterest-earning assets	15,974			11,621

Total assets	$219,258			$160,958

Interest-bearing liabilities:
Deposits	158,246	3,346	4.24	112,026	2,652	4.77
Federal Home Loan Bank advances and other borrowings	21,906	406	3.72	15,965	370	4.67

Total interest-bearing liabilities	180,152	3,752	4.18	127,991	3,022	4.76
Capitalized interest		(99)			(65)

Net interest expense		3,653			2,957

Noninterest-bearing deposits	14,545			13,863
Noninterest-bearing liabilities	1,203			963
Stockholders’ equity	23,358			18,141

Total liabilities and stockholders’ equity	$219,258			$160,958

Net interest income		$2,662			$2,391

Interest-rate spread			2.05%			2.56%

Net interest margin (2)			2.63%			3.23%

Ratio of interest-earning assets to interest-bearing liabilities	1.13			1.17

(1)	Includes interest-earning deposits, federal funds sold, time deposits and Federal Home Loan Bank stock.
(2)	Net interest margin is annualized net interest income divided by average interest-earning assets.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

Comparison of the Three-Month Periods Ended June 30, 2008 and 2007

General Operating Results. Net earnings for the three-month period ended June 30, 2008 was $47,000, or $.02 per basic and diluted share, compared to net earnings of $58,000, or $.03 per basic and diluted share, for the comparable period in 2007. The $11,000 change resulted primarily from an increase in net interest income of $13,000 and a decrease of $142,000 in provision for loan losses, partially offset by a $7,000 decrease in noninterest income, and a $156,000 increase in noninterest expense.

Interest Income. Interest income increased $234,000 to $3.1 million for the three-month period ended June 30, 2008, when compared to the three-month period ended June 30, 2007. The increase was due to a $49.1 million increase in average interest-earning assets outstanding for the three months ended June 30, 2008 compared to the 2007 period, partially offset by a decrease in the average yield earned on interest-earning assets from 7.21% for the three months ended June 30, 2007 to 5.97% for three months ended June 30, 2008.

Interest Expense. Interest expense increased $221,000 from $1.6 million for the three-month period ended June 30, 2007 to $1.8 million for the three-month period ended June 30, 2008. The increase was primarily due to an increase of $48.1 million in average interest-bearing liabilities outstanding, partially offset by a decrease in the average cost of interest-bearing liabilities from 4.75% for the three months ended June 30, 2007 to 3.97% for the comparable 2008 period. Average interest-bearing deposits increased from $119.3 million outstanding during the three months ended June 30, 2007 to $161.3 million outstanding during the comparable period for 2008.

Provision for Loan Losses. The provision for loan losses is charged to operations to increase the total loan loss allowance to a level deemed appropriate by management. The provision is based upon the volume and type of lending conducted by the Company, industry standards, general economic conditions, particularly as they relate to the Company’s market area, and other factors related to the collectibility of the Company’s loan portfolio. The Company recorded provisions for loan losses for the three-month periods ended June 30, 2008 and 2007 of $56,000 and $198,000, respectively. Management believes that the allowance for loan losses, which was $2.3 million or 1.23% of gross loans at June 30, 2008 is adequate.

Noninterest Income. Noninterest income decreased $7,000 during the 2008 period. The decrease was primarily due to a $6,000 decrease in loan brokerage fees, and a $34,000 decrease in other noninterest income, partially offset by a $33,000 increase in deposit account fees when compared to the three-month period ended June 30, 2007.

Noninterest Expense. Noninterest expense increased by $156,000 from $1.3 million for the three-month period ended June 30, 2007 to $1.5 million for the three-month period ended June 30, 2008. The increase was primarily due to increases of $46,000 in salaries and employee benefits, $17,000 in occupancy and equipment expense, $27,000 in data processing expense, and $60,000 in other noninterest expense, all related to the overall growth of the Company.

Income Taxes. The income tax expense was $31,000 for the three-month period ended June 30, 2007. The income tax expense was $34,000 for the corresponding period in 2008.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

Comparison of the Six-Month Periods Ended June 30, 2008 and 2007

General Operating Results. Net earnings for the six-month period ended June 30, 2008 was $40,000, or $.02 per basic and diluted share, compared to a net loss of $2,000, or $0.00 per basic and diluted share, for the comparable period in 2007. The $42,000 increase in net earnings resulted primarily from an increase in net interest income of $271,000, an increase in noninterest income of $19,000, and a decrease of $98,000 in provision for loan losses, partially offset by a $298,000 increase in noninterest expense.

Interest Income. Interest income increased $967,000 to $6.3 million for the six-month period ended June 30, 2008, when compared to the six-month period ended June 30, 2007. The increase was due to a $53.9 million increase in average interest-earning assets outstanding for the six months ended June 30, 2008 compared to June 30, 2007, partially offset by a decrease in the average yield earned on interest-earning assets from 7.22% for the six months ended June 30, 2007, to 6.23% for the six months ended June 30, 2008.

Interest Expense. Interest expense increased $696,000 from $3.0 million for the six-month period ended June 30, 2007 to $3.7 million for the six-month period ended June 30, 2008. The increase was primarily due to an increase of $52.2 million in average interest-bearing liabilities outstanding, partially offset by a decrease in the average cost of interest-bearing liabilities from 4.76% for the six months ended June 30, 2007 to 4.18% for the comparable 2008 period. Average interest-bearing deposits increased from $112.0 million outstanding during the six months ended June 30, 2007 to $158.2 million outstanding during the comparable period for 2008.

Provision for Loan Losses. The provision for loan losses is charged to operations to increase the total loan loss allowance to a level deemed appropriate by management. The provision is based upon the volume and type of lending conducted by the Company, industry standards, general economic conditions, particularly as they relate to the Company’s market area, and other factors related to the collectibility of the Company’s loan portfolio. The Company recorded provisions for loan losses for the six-month periods ended June 30, 2008 and 2007 of $242,000 and $340,000, respectively. Management believes that the allowance for loan losses, which was $2.3 million or 1.23% of gross loans at June 30, 2008 is adequate.

Noninterest Income. Noninterest income increased $19,000 during the 2008 period. The increase was primarily due to a $209,000 increase in loan brokerage fees and a $57,000 increase in deposit account fees when compared to the six-month period ended June 30, 2007, somewhat offset by a $197,000 decrease in net gain on sales of loans held for sale.

Noninterest Expense. Noninterest expense increased by $298,000 from $2.6 million for the six-month period ended June 30, 2007 to $2.9 million for the six-month period ended June 30, 2008. The increase was primarily due to increases of $81,000 in salaries and employee benefits, $28,000 in occupancy and equipment expense, $57,000 in data processing expense, and $127,000 in other noninterest expense, all related to the overall growth of the Company.

Income Taxes. The income tax benefit was $6,000 for the six-month period ended June 30, 2007 and the income tax expense was $42,000 for the corresponding period in 2008.

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

The Annual Meeting of Shareholders (“Annual Meeting”) of Alarion Financial Services, Inc. was held at the Gainesville Country Club, 7300 SW 35th Way, Gainesville, Florida on May 21, 2008, at 4:00 p.m. Eastern Time.

There were 2,652,858 outstanding shares entitled to be cast at the Annual Meeting, of which 1,326,430 represents a majority.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

Item 4.	Submission of Matters to a Vote of Security Holders, Continued

At the Annual Meeting 1,596,786 shares were present in person or by proxy. The following is a summary and tabulation of the matters that were voted upon at the Annual Meeting:

PROPOSAL I. Election of the following directors, each for a one-year term:

	For	Withheld
Spencer R. Barrett	1,596,786	—

Carol R. Bosshardt	1,585,536	11,250

Gloria W. Fletcher	1,596,786	—

Michael P. Hill	1,596,786	—

Jon M. Kurtz	1,596,786	—

Ignacio L. Leon	1,596,786	—

Loralee W. Miller	1,596,786	—

Job E. White	1,596,786	—

Thomas W. Williams, Jr.	1,596,786	—

PROPOSAL II: Ratification of the appointment of Hacker, Johnson & Smith PA as Alarion Bank’s independent auditor for the fiscal year ending December 31, 2008:

For	Against	Abstain
1,590,461	6,325	—

PROPOSAL III. Adjournment of the Annual Meeting to solicit additional proxies in the event there are not sufficient votes to approve any one or more of the above Proposals:

For	Against	Abstain
1,573,786	23,000	—

Item 5.	Other Information

Not applicable

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

Item 6.	Exhibits

Exhibits marked with an (a) were filed in the Holding Company’s Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on March 15, 2006. The Exhibits marked with a (b) were filed in the Holding Company’s Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2008. Exhibit (c) was filed in the Annual Report on Form 10-KSB/A filed with the Commission on July 17, 2006.

Exhibit No.		Description of Exhibit
3.1	(a)	Articles of Incorporation

3.2	(a)	Bylaws

4.1	(a)	Specimen Common Stock Certificate

4.3	(c)	2005 Stock Plan

10.1	(a)	Employment Agreement with Jon M. Kurtz

10.2	(a)	Lease for Main Office

10.3	(b)	Employment Agreement with Walter R. Czuryla

10.4	(b)	Employment Agreement with Robert L. Page

21.1	(a)	Schedule of Subsidiaries

31.1		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - President and Principal Executive Officer

31.2		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Principal Financial and Accounting Officer

32.1		Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – President and Principal Executive Officer

32.2		Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Principal Financial and Accounting Officer

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 13, 2008

Alarion Financial Services, Inc.

By:	/s/ Jon M. Kurtz
Name:	Jon M. Kurtz,
President and Principal Executive Officer

By:	/s/ Matthew Ivers
Name:	Matthew Ivers,
Senior Vice President and Principal Financial and Accounting Officer