Form 10-Q
period 2008-09-30
Alarion Financial Services Inc
filed 2008-11-14
CIK 1353174

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common stock, par value $.01 per share	2,653,208 shares outstanding at November 10, 2008

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

($ in thousands, except per share amounts)

	At September 30, 2008	At December 31, 2007
	(unaudited)
Assets

Cash and due from banks	$4,227	1,805
Interest-earning deposits and federal funds sold	20,468	1,833

Cash and cash equivalents	24,695	3,638

Interest bearing time deposits in banks	2,961	2,046
Securities available for sale	11,594	20,537
Loans, net of allowance for loan losses of $2,457 and $2,046	197,499	164,051
Accrued interest receivable	651	931
Premises and equipment, net	13,027	9,603
Federal Home Loan Bank stock, at cost	1,311	836
Deferred income taxes	896	909
Other assets	942	853

Total assets	$253,576	203,404

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing demand deposits	17,768	13,159
NOW, money-market and savings deposits	39,402	34,932
Time deposits < $100,000	93,222	67,867
Time deposits > = $100,000	49,708	48,285

Total deposits	200,100	164,243

Federal Home Loan Bank advances	21,000	13,000
Other borrowings	5,558	4,807
Accrued interest payable	1,069	799
Accrued expenses and other liabilities	910	304

Total liabilities	228,637	183,153

Stockholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value; 4,000,000 shares authorized, 2,653,208 and 2,183,485 shares issued and outstanding in 2008 and 2007	27	22
Additional paid-in capital	26,569	21,856
Accumulated deficit	(1,641)	(1,657)
Accumulated other comprehensive (loss) income	(16)	30

Total stockholders’ equity	24,939	20,251

Total liabilities and stockholders’ equity	$253,576	203,404

See accompanying Notes to Condensed Consolidated Financial Statements.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations (Unaudited)

($ in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Interest income:
Loans	$3,004	2,760	8,718	7,456
Securities	143	276	566	675
Other	83	260	260	514

Total interest income	3,230	3,296	9,544	8,645

Interest expense:
Deposits	1,623	1,719	4,969	4,340
Borrowings	162	180	469	517

Total interest expense	1,785	1,899	5,438	4,857

Net interest income	1,445	1,397	4,106	3,788

Provision for loan losses	170	135	411	475

Net interest income after provision for loan losses	1,275	1,262	3,695	3,313

Noninterest income:
Deposit account fees	88	72	244	172
Net gain on sales of loans held for sale	—	—	—	197
Loan brokerage fees	192	192	622	412
Other	6	25	16	84

Total noninterest income	286	289	882	865

Noninterest expense:
Salaries and employee benefits	885	862	2,512	2,408
Occupancy and equipment	201	192	575	539
Data processing	120	98	345	266
Professional services	55	40	160	122
Advertising and promotion	34	46	122	140
Office supplies and printing	36	41	97	113
Other	257	215	709	542

Total noninterest expense	1,588	1,494	4,520	4,130

Earnings (loss) before income tax (benefit) expense	(27)	57	57	48

Income tax (benefit) expense	(4)	32	41	25

Net (loss) earnings	$(23)	25	16	23

(Loss) earnings per share – basic	$(.01)	0.01	0.01	0.01

(Loss) earnings per share – diluted	$(.01)	0.01	0.01	0.01

Weighted-average number of common shares outstanding, basic	2,653,208	2,179,849	2,578,967	2,105,162

Weighted-average number of common shares outstanding, diluted	2,653,208	2,199,701	2,578,967	2,128,711

Dividends per share	$—	—	—	—

See accompanying Notes to Condensed Consolidated Financial Statements.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

Nine Months Ended September 30, 2008 and 2007

($ in thousands)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive (Loss)	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at December 31, 2006	1,607,140	$16	16,002	(1,660)	(21)	14,337

Comprehensive income:
Net earnings (unaudited)	—	—	—	23	—	23
Net change in unrealized loss on securities available for sale, net of taxes (unaudited)	—	—	—	—	28	28

Comprehensive income (unaudited)						51

Share-based compensation (unaudited)	—	—	57	—	—	57
Stock options and warrants exercised (unaudited)	574,731	6	5,741	—	—	5,747

Balance at September 30, 2007 (unaudited)	2,181,871	$22	21,800	(1,637)	7	20,192

Balance at December 31, 2007	2,183,485	$22	21,856	(1,657)	30	20,251

Comprehensive loss:
Net earnings (unaudited)	—	—	—	16	—	16
Net change in unrealized gain on securities available for sale, net of taxes (unaudited)	—	—	—	—	(46)	(46)

Comprehensive loss (unaudited)						(30)

Share-based compensation (unaudited)	—	—	21	—	—	21
Stock options and warrants exercised (unaudited)	469,723	5	4,692	—	—	4,697

Balance at September 30, 2008 (unaudited)	2,653,208	$27	26,569	(1,641)	(16)	24,939

See accompanying Notes to Condensed Consolidated Financial Statements.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net earnings	$16	23
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	411	475
Share-based compensation	21	57
Depreciation and amortization	293	255
Deferred income tax expense	40	25
Net amortization of deferred loan fees and costs	105	121
Net gain on sales of loans held for sale	—	(197)
Loans originated for sale	—	(5,424)
Proceeds from sales of loans held for sale	—	8,057
Net increase in accrued interest payable	270	308
Net decrease (increase) in accrued interest receivable	280	(266)
Net increase in other assets	(89)	(31)
Net increase in accrued expenses and other liabilities	606	806

Net cash provided by operating activities	1,953	4,209

Cash flows from investing activities:
Proceeds from principal repayments and maturities on securities available for sale	15,868	9,300
Purchase of securities available for sale	(6,998)	(16,000)
Purchase of time deposits	(915)	(39)
Loan disbursements, net of repayments	(33,964)	(45,780)
Purchases of premises and equipment	(4,163)	(2,170)
Proceeds from sale of premises and equipment	446	—
Purchase of Federal Home Loan Bank stock	(475)	(241)

Net cash used in investing activities	(30,201)	(54,930)

Cash flows from financing activities:
Net increase in deposits	35,857	54,638
Net increase in other borrowings	751	1,516
Net increase in advances from Federal Home Loan Bank	8,000	3,000
Proceeds from common stock options and warrants exercised	4,697	5,747

Net cash provided by financing activities	49,305	64,901

Net increase in cash and cash equivalents	21,057	14,180

Cash and cash equivalents at beginning of period	3,638	6,734

Cash and cash equivalents at end of period	$24,695	20,914

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest of $157 and $107	$5,168	4,656

Income taxes	$—	—

Noncash transaction -
Accumulated other comprehensive income (loss), net change in unrealized gain (loss) on securities available for sale, net of taxes	$(46)	28

See accompanying Notes to Condensed Consolidated Financial Statements.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation. In the opinion of the management of Alarion Financial Services, Inc. (the “Holding Company”), the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position at September 30, 2008 and the results of operations for the three- and nine-month periods ended September 30, 2008 and 2007 and cash flows for the nine-month periods ended September 30, 2008 and 2007. The results of operations for the three- and nine-month periods ended September 30, 2008, are not necessarily indicative of results that may be expected for the year ending December 31, 2008.

The Holding Company owns 100% of the common stock of Alarion Bank (the “Bank”) (together the “Company”). The Holding Company’s primary activity is the operation of the Bank. The Bank is a state (Florida)-chartered commercial bank. The Bank offers a variety of banking and financial services to individual and corporate customers through its six banking offices located in Ocala and Gainesville, Florida. The deposit accounts of the Bank are insured up to the applicable limits by the Federal Deposit Insurance Corporation.

2. Loans. The components of loans are summarized as follows (in thousands):

		At September 30, 2008	At December 31, 2007
	Commercial real estate	$100,802	80,652
	Residential real estate and home equity	33,814	28,784
	Construction	41,949	39,722
	Commercial	20,101	13,889
	Consumer	2,949	2,699

	Total loans	199,615	165,746

Add/Deduct:	Allowance for loan losses	(2,457)	(2,046)
	Deferred loan costs, net	341	351

	Loans, net	$197,499	164,051

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3. Loan Impairment and Loan Losses. An analysis of the change in the allowance for loan losses follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Balance at beginning of period	$2,287	1,685	2,046	1,345
Provision for loan losses	170	135	411	475

Balance at September 30	$2,457	1,820	2,457	1,820

The following is a summary of information regarding nonaccrual and impaired loans (in thousands):

	At September 30, 2008	At December 31, 2007
Nonaccrual loans	$1,177	—

Accruing loans past due ninety days or more	$—	—

Balance of impaired loan	$743	—

Allowance on this loan	$371	—

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Interest income recognized on impaired loans	$—	—	—	—

Interest income received on impaired loans	$—	—	—	—

Average net recorded investment in impaired loans	$371	—	423	—

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

4. Earnings (Loss) Per Share. Earnings (loss) per share (“EPS”) of common stock has been computed on the basis of the weighted-average number of shares of common stock outstanding. Outstanding stock options and warrants were not considered dilutive securities for the three month period ended September 30, 2008 due to the net loss incurred by the Company. Outstanding stock options and warrants are considered dilutive securities for the three and nine month periods ended September 30, 2007 and nine month period ended September 30, 2008 for the purposes of calculating diluted EPS, which is computed using the treasury stock method. The following table represents the calculations of the weighted-average number of shares for diluted EPS (in thousands, except per share amounts).

	2008			2007
	Earnings	Weighted- Average Shares	Per Share Amount	Earnings (Loss)	Weighted- Average Shares	Per Share Amount
Three Months Ended September 30:
Basic EPS:
Net (loss) earnings available to common stockholders	$(23)	2,653	$(0.01)	$25	2,180	$0.01

Effect of dilutive securities-
Incremental shares from assumed conversion of options and warrants		—			20

Diluted EPS:
Net earnings (loss) available to common stockholders and assumed conversions	$(23)	2,653	$(0.01)	$25	2,200	$0.01

Nine Months Ended September 30:
Basic EPS:
Net earnings available to common stockholders	$16	2,579	$0.01	$23	2,105	$0.01

Effect of dilutive securities-
Incremental shares from assumed conversion of options and warrants		—			24

Diluted EPS:
Net earnings available to common stockholders and assumed conversions	$16	2,579	$0.01	$23	2,129	$0.01

For the three- and nine-month periods ended September 30, 2008, the following options were excluded from the calculation of earnings per share due to the exercise price exceeding the average market price for the period.

Number of Outstanding Options	Exercise Price	Expiration Date
64,032	$10.50	2017
10,000	$10.50	2018

The remaining options outstanding have exercise prices equal to the average fair market value of the Company’s common stock during the three- and nine-month periods ended September 30, 2008.

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

The Company adopted a stock option plan for its employees and directors (the “Plan”). Fifteen percent of the total amount of shares outstanding, up to 450,000 shares (currently 397,981 shares), have been reserved under the Plan. Stock options are granted at an exercise price equal to or greater than the fair market value of the common stock on the date of grant. Options granted to directors vest immediately and for employees, the options primarily vest over two years starting with the date of grant and ending on the second anniversary thereof. At September 30, 2008, there were 133,112 options available for future grants under the Plan. A summary of stock option transactions under the Plan for the nine-month period ended September 30, 2008, follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2007	253,808	$10.13
Options forfeited	(5,469)	10.36
Options granted	10,500	10.48
Options exercised	(17,486)	10.00

Options outstanding at September 30, 2008	241,353	$10.15	7.74 years	$—

Options exercisable at September 30, 2008	216,401	$10.11	7.81 years	$—

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5. Share Based Compensation, Continued. There were no options granted during the three-month period ended September 30, 2008. The fair value of each option granted for the nine-month period ended September 30, 2008 and the three- and nine-month periods ended September 30, 2007 is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2007	2008	2007
Risk-free interest rate	4.22%	4.04-4.58%	4.22%
Dividend yield	—%	—%	—%
Expected stock volatility	6.54%	6.92%	6.54%
Expected life in years	5.50	5.50	5.50
Per share grant-date fair value of options issued during the period	$2.18	2.02-2.22	2.18

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

There were 17,486 and 666 options exercised during the nine month periods ended September 30, 2008 and 2007, respectively. There was no intrinsic value or tax benefit related to these options exercised. At September 30, 2008, there was approximately $53,000 of total unrecognized compensation expense related to the nonvested share-based compensation arrangement granted under the plan. The cost is expected to be recognized over a weighted-average period of fourteen months. The total fair value of shares vesting and recognized as compensation expense was approximately $21,000 and $57,000 for the nine month period ended September 30, 2008 and 2007, respectively.

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

Our listing of financial assets subject to fair value measurements on a recurring basis are as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Fair Value as of September 30, 2008	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities	$11,594	—	11,594	—

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

6. Fair Value Measurements, Continued. Assets measured at fair value on a nonrecurring basis are summarized below (in thousands):

					Total Losses (1)
	Net Carrying Value at September 30, 2008				Three Months Ended September 30,	Nine Months Ended September 30,
	Total	Level 1	Level 2	Level 3	2008	2008
Impaired loan	$743	—	—	743	—	371

(1)	Represents a specific valuation allowance (recorded as part of the overall allowance for loan losses) for one impaired loan totaling $743,000 at September 30, 2008 in accordance with SFAS 114.

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

Valuation of Impaired Loan. A loan is considered impaired when, based upon current information and events, it is probable that we will be unable to collect all amounts due, including principal and interest according to the contractual terms of the loan agreement. The Company’s impaired loans are normally collateral dependent and, as such, are carried at the lower of the Company’s net recorded investment in the loan or the estimated fair value of the collateral less estimated selling costs. Adjustments to the recorded investment are made through specific valuation allowances that are recorded as part of the overall allowance for loan losses. Estimates of fair value are determined based on a variety of information, including the use of available appraisals, estimates of the market value by licensed appraisers or local real estate brokers and the knowledge and experience of the Company’s management related to values of properties in the Company’s market areas. These officers take into consideration the type and location of the property as well as current economic conditions in the area the property is located in assessing estimates of fair value. Accordingly, the fair value estimates for impaired loans is classified as Level 3.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company’s independent registered public accounting firm, have made a limited review of the financial data as of September 30, 2008, and for the three- and nine-month periods ended September 30, 2008 and 2007 presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board (United States).

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

Alarion Financial Services, Inc.

Ocala, Florida:

We have reviewed the accompanying condensed consolidated balance sheet of Alarion Financial Services, Inc. and Subsidiary (the “Company”) as of September 30, 2008, the related condensed consolidated statements of operations for the three- and nine-month periods ended September 30, 2008 and 2007, and the related condensed consolidated statements of cash flows and changes in stockholders’ equity for the nine-month periods ended September 30, 2008 and 2007. These interim condensed financial statements are the responsibility of the Company’s management.

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
November 4, 2008

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

Item 2.	Management’s Discussion and Analysis

General

Alarion Financial Services, Inc. (the “Holding Company”) owns 100% of the common stock of Alarion Bank (the “Bank”) (collectively the “Company”). The Holding Company’s primary activity is the operation of the Bank. The Bank is a state (Florida)-chartered commercial bank. The Company offers a variety of banking and financial services to individual and corporate customers through its six banking offices located in Ocala and Gainesville, Florida.

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

The following table summarizes the Bank’s contractual obligations, including certain on-balance sheet and off-balance sheet obligations, at September 30, 2008 (in thousands):

Contractual Obligations	Total
Time deposit maturities	$142,930
Advances from Federal Home Loan Bank	21,000
Other borrowings	5,558
Commitments to extend credit	10,321
Unused lines of credit	28,194
Standby letters of credit	395

Total	$208,398

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. If such minimum amounts and percentages are met, the Bank is considered “adequately capitalized.” If the actual amounts exceed the requirements of “adequately capitalized,” and meet even more stringent minimum standards, they are considered “well capitalized.” Management believes as of September 30, 2008, the Bank meets the capital requirements for a “well capitalized” financial institution.

The table below shows the total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios of the Bank at September 30, 2008 and December 31, 2007, and the minimum required amounts and percentages ($ in thousands).

	Actual		For Capital Adequacy Purposes		For Well Capitalized Purposes
	Amount	Percent	Amount	Percent	Amount	Percent
As of September 30, 2008:
Total capital (to Risk-Weighted Assets)	$24,311	11.20%	$17,365	8.00%	$21,706	10.00%
Tier I Capital (to Risk-Weighted Assets)	21,854	10.06	8,689	4.00	13,034	6.00
Tier I Capital (to Average Assets)	21,854	9.27	9,430	4.00	11,787	5.00

As of December 31, 2007:
Total capital (to Risk-Weighted Assets)	20,844	11.52	14,475	8.00	18,094	10.00
Tier I Capital (to Risk-Weighted Assets)	18,798	10.39	7,237	4.00	10,855	6.00
Tier I Capital (to Average Assets)	18,798	9.20	8,173	4.00	10,216	5.00

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

Results of Operations

The following table shows selected ratios for the periods ended or at the dates indicated:

	Nine Months Ended September 30, 2008	Year Ended December 31, 2007	Nine Months Ended September 30, 2007
Average equity as a percentage of average assets	10.59%	10.54%	10.84%
Total equity to total assets at end of period	9.83%	9.96%	9.82%
Return on average assets (1)	0.01%	.00%	0.02%
Return on average equity (1)	0.09%	.02%	0.16%
Noninterest expense to average assets (1)	2.68%	3.08%	3.18%
Nonperforming loans to total loans at end of period (2)	0.59%	N/A	N/A

(1)	Annualized for the nine months ended September 30, 2008 and 2007.
(2)	Nonperforming loans consist of nonaccrual loans and accruing loans contractually past due ninety days or more.

Changes in Financial Condition

Total assets increased $50 million or 25%, from $203 million at December 31, 2007 to $254 million at September 30, 2008, primarily as a result of a $33 million increase in net loans and a $21 million increase in cash and cash equivalents, somewhat offset by a decrease in securities of $9 million. Deposits increased $36 million from $164 million at December 31, 2007 to $200 million at September 30, 2008 and Federal Home Loan Bank advances increased $8 million.

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

	Three Months Ended September 30,
	2008			2007
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
			($ in thousands)
Interest-earning assets:
Loans	$191,538	3,004	6.22%	$143,708	2,760	7.62%
Securities	11,128	143	5.10	18,932	276	5.78
Other (1)	15,584	83	2.11	22,087	260	4.67

Total interest-earning assets	218,250	3,230	5.87	184,727	3,296	7.08

Noninterest-earning assets	18,116			11,544

Total assets	$236,366			$196,271

Interest-bearing liabilities:
Deposits	168,339	1,623	3.82	141,473	1,719	4.82
FHLB advances and other borrowings	25,308	220	3.45	19,336	222	4.56

Total interest-bearing liabilities	193,647	1,843	3.78	160,809	1,941	4.79

Capitalized interest		(58)			(42)

Net interest expense		1,785			1,899

Noninterest-bearing deposits	16,217			14,022
Noninterest-bearing liabilities	1,542			1,329
Stockholders’ equity	24,960			20,111

Total liabilities and stockholders’ equity	$236,366			$196,271

Net interest income		$1,445			$1,397

Interest-rate spread			2.09%			2.29%

Net interest margin (2)			2.63%			3.00%

Ratio of interest-earning assets to interest-bearing liabilities	1.13			1.15

(1)	Includes interest-earning deposits, federal funds sold, time deposits and Federal Home Loan Bank stock.
(2)	Net interest margin is annualized net interest income divided by average interest-earning assets.

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

	Nine Months Ended September 30,
	2008			2007
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
			($ in thousands)
Interest-earning assets:
Loans	$180,020	8,718	6.45%	$130,803	7,456	7.62%
Securities	13,969	566	5.40	15,431	675	5.85
Other (1)	14,320	260	2.42	15,029	514	4.57

Total interest-earning assets	208,309	9,544	6.10	161,263	8,645	7.17

Noninterest-earning assets	16,693			11,635

Total assets	$225,002			$172,898

Interest-bearing liabilities:
Deposits	161,629	4,969	4.10	121,953	4,340	4.76
FHLB advances and other borrowings	23,048	626	3.62	17,101	624	4.88

Total interest-bearing liabilities	184,677	5,595	4.04	139,054	4,964	4.77

Capitalized interest		(157)			(107)

Net interest expense		5,438			4,857

Noninterest-bearing deposits	15,106			13,910
Noninterest-bearing liabilities	1,380			1,194
Stockholders’ equity	23,839			18,740

Total liabilities and stockholders’ equity	$225,002			$172,898

Net interest income		$4,106			$3,788

Interest-rate spread			2.06%			2.40%

Net interest margin (2)			2.63%			3.14%

Ratio of interest-earning assets to interest-bearing liabilities	1.13			1.16

(1)	Includes interest-earning deposits, federal funds sold, time deposits and Federal Home Loan Bank stock.
(2)	Net interest margin is annualized net interest income divided by average interest-earning assets.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

Comparison of the Three-Month Periods Ended September 30, 2008 and 2007

General Operating Results. Net loss for the three-month period ended September 30, 2008 was $23,000, or $(0.01) per basic and diluted share, compared to net earnings of $25,000, or $0.01 per basic share and diluted share, for the comparable period in 2007. The $48,000 decrease in net earnings resulted primarily from an increase in noninterest expense of $94,000, a $35,000 increase in the provision for loan losses, partially offset by a $48,000 increase in net interest income.

Interest Income. Interest income decreased $66,000 to $3.2 million for the three-month period ended September 30, 2008, when compared to the three-month period ended September 30, 2007. The decrease was due to a decrease in the average yield earned on interest-earning assets from 7.08% for the three months ended September 30, 2007 to 5.87% for the three months ended September 30, 2008 partially offset by a $33.5 million increase in average interest-earning assets outstanding for the three months ended September 30, 2008 compared to the 2007 period.

Interest Expense. Interest expense decreased $114,000 from $1.9 million for the three-month period ended September 30, 2007 to $1.8 million for the three-month period ended September 30, 2008. The decrease was primarily due to a decrease in the average cost of interest-bearing liabilities from 4.79% for the three months ended September 30, 2007 to 3.78% for the comparable 2008 period partially offset by an increase of $32.8 million in average interest-bearing liabilities outstanding.

Provision for Loan Losses. The provision for loan losses is charged to operations to increase the total loan loss allowance to a level deemed appropriate by management. The provision is based upon the volume and type of lending conducted by the Company, industry standards, general economic conditions, particularly as they relate to the Company’s market area, and other factors related to the collectibility of the Company’s loan portfolio. The Company recorded provisions for loan losses for the three-month periods ended September 30, 2008 and 2007 of $170,000 and $135,000, respectively. Management believes that the allowance for loan losses, which was $2.5 million or 1.23% of gross loans at September 30, 2008 is adequate.

Noninterest Income. Noninterest income decreased $3,000 during the 2008 period. The decrease was primarily due to a $19,000 decrease in other noninterest income, partially offset by a $16,000 increase in deposit account fees when compared to the three-month period ended September 30, 2007.

Noninterest Expense. Noninterest expense increased by $94,000 from $1.5 million for the three-month period ended September 30, 2007 to $1.6 million for the three-month period ended September 30, 2008. The increase was primarily due to increases of $23,000 in salaries and employee benefits, $9,000 in occupancy and equipment expense, $22,000 in data processing expense, and $42,000 in other noninterest expense, all related to the overall growth of the Company.

Income Taxes The income tax benefit was $4,000 for the three-month period ended September 30, 2008 and the income tax expense was $32,000 for the corresponding period in 2007.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

Comparison of the Nine-Month Periods Ended September 30, 2008 and 2007

General Operating Results. Net earnings for the nine-month period ended September 30, 2008 was $16,000, or $0.01 per basic and diluted share, compared to net earnings of $23,000, or $0.01 per basic share and diluted share, for the comparable period in 2007. The $7,000 decrease in net earnings resulted primarily from an increase in noninterest expense of $390,000, partially offset by a $318,000 increase in net interest income, a $64,000 decrease in provision for loan losses and a $17,000 increase in noninterest income.

Interest Income. Interest income increased $899,000 to $9.5 million for the nine-month period ended September 30, 2008, when compared to the nine-month period ended September 30, 2007. The increase was due to a $47 million increase in average interest earning assets outstanding for the nine months ended September 30, 2008 compared to the 2007 period, partially offset by a decrease in the average yield earned on interest earning assets from 7.17% for the nine months ended September 30, 2008 to 6.10% for the nine months ended September 30, 2008.

Interest Expense. Interest expense increased $581,000 from $4.9 million for the nine-month period ended September 30, 2007 to $5.4 million for the nine-month period ended September 30, 2008. The increase was primarily due to an increase of $45.6 million in average interest-bearing liabilities outstanding partially offset by a decrease in the average cost of interest-bearing liabilities from 4.77% for the nine months ended September 30, 2007 to 4.04% for the comparable 2008 period.

Provision for Loan Losses. The provision for loan losses is charged to operations to increase the total loan loss allowance to a level deemed appropriate by management. The provision is based upon the volume and type of lending conducted by the Company, industry standards, general economic conditions, particularly as they relate to the Company’s market area, and other factors related to the collectibility of the Company’s loan portfolio. The Company recorded provisions for loan losses for the nine-month periods ended September 30, 2008 and 2007 of $411,000 and $475,000, respectively. Management believes that the allowance for loan losses, which was $2.5 million or 1.23% of gross loans at September 30, 2008 is adequate.

Noninterest Income. Noninterest income increased $17,000 during the 2008 period. The increase was primarily due to a $210,000 increase in loan brokerage fees and a $72,000 increase in deposit account fees when compared to the nine-month period ended September 30, 2007, somewhat offset by a $197,000 decrease in net gain on sales of loans held for sale.

Noninterest Expense. Noninterest expense increased by $390,000 from $4.1 million for the nine-month period ended September 30, 2007 to $4.5 million for the nine-month period ended September 30, 2008. The increase was primarily due to increases of $104,000 in salaries and employee benefits, $36,000 in occupancy and equipment expense, $79,000 in data processing expense, and $167,000 in other noninterest expense, all related to the overall growth of the Company.

Income Taxes The income tax expense was $41,000 for the nine-month period ended September 30, 2008. The income tax expense was $25,000 for the corresponding period in 2007.

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

Exhibit No.		Description of Exhibit
3.1	(a)	Articles of Incorporation

3.2	(a)	Bylaws

4.1	(a)	Specimen Common Stock Certificate

4.3	(c)	2005 Stock Plan

10.1	(a)	Employment Agreement with Jon M. Kurtz

10.2	(a)	Lease for Main Office

10.3	(b)	Employment Agreement with Walter R. Czuryla

10.4	(b)	Employment Agreement with Robert L. Page

21.1	(a)	Schedule of Subsidiaries

31.1		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - President and Principal Executive Officer

31.2		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Principal Financial and Accounting Officer

32.1		Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - President and Principal Executive Officer

32.2		Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Principal Financial and Accounting Officer

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: November 12, 2008

Alarion Financial Services, Inc.

By:	/s/ Jon M. Kurtz
Name:	Jon M. Kurtz, President and Principal Executive Officer

By:	/s/ Matthew Ivers
Name:	Matthew Ivers, Senior Vice President
and Principal Financial and Accounting Officer