Form 10-K
period 2008-12-31
Alarion Financial Services Inc
filed 2009-03-30
CIK 1353174

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

Of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2008

Commission File Number 000-51843

ALARION FINANCIAL SERVICES, INC.

A Florida Corporation

IRS Employer Identification No. 20-3851373

One Northeast First Avenue

Ocala, Florida 34470

(352) 547-1200

Securities Registered Pursuant to Section 12(b)

of the Securities Exchange Act of 1934: NONE

Securities Registered Pursuant to Section 12(g) of the Securities Exchange

Act of 1934: Common Stock, $0.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Note – Checking the box above will not review any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant (2,243,719 shares) on December 31, 2008, was approximately $22,437,190. As of such date, nor organized trading market existed for the common stock. Therefore, the aggregate market value was computed by reference to the last known sales price of $10.00 per share. For the purposes of this response, directors and officers of the Registrant’s common stock are considered the affiliates of the Registrant at that date.

The number of shares outstanding of the Registrant’s common stock, as of January 31, 2009: 2,653,208 shares of $.01 par value common stock.

Portions of the Proxy Statement of the Registrant for the Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

PART I

Item 1.	Description of Business

Forward-Looking Statements

Some of the statements in this Form 10-K discuss future expectations. There may also be statements regarding projections of results of operations or financial condition or state other “forward-looking” information. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. We based the forward-looking information on various factors and numerous assumptions, which may or may not turn out to be correct.

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

The Bank commenced business operations on February 28, 2005 in Ocala, Florida. The Bank opened a temporary Gainesville, Florida branch on March 2, 2005, and moved the branch to the permanent facility on September 1, 2005. The Bank opened a second branch in Gainesville on 34 th Street on March 28, 2006. A branch in Alachua, Florida was opened on December 20, 2006 and a second Ocala office opened on June 7, 2007. A third Ocala office opened on July 30, 2008.

The Bank’s deposits are insured by the Federal Deposit Insurance Corporation up to applicable limits. The operations of the Bank are subject to the supervision and regulation of the Federal Deposit Insurance Corporation (“FDIC”) and the Florida Office of Financial Regulation (“Florida Office”).

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

The Company’s fiscal year ends December 31. This Form 10-K is also being used as the Bank’s Annual Disclosure Statement under Federal Deposit Insurance Corporation (FDIC) Regulations. This Form 10-K has not been reviewed or confirmed for accuracy or relevance by the FDIC.

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

Lending Activities

The Bank offers a range of lending services, including real estate, consumer and commercial loans, to individuals and small businesses and other organizations that are located in or conduct a substantial portion of their business in the Bank’s market area. The Bank’s net loans at December 31, 2008 were $205 million, or 79% of total assets. The interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan, and are further subject to competitive pressures, money market rates, availability of funds, and government regulations. The Bank has no foreign loans or loans for highly leveraged transactions.

The Bank’s loans are concentrated in five major areas: commercial real estate loans, residential real estate loans, construction, commercial loans (for equipment purchases, working capital and various other business purposes) and consumer loans. A majority of the Bank’s loans are made on a secured basis. As of December 31, 2008, approximately 89% of the Bank’s loan portfolio consisted of loans secured by real estate, of which approximately 50% of the total loan portfolio is secured by commercial properties. Our emphasis is on loans secured by commercial real estate, rather than riskier receivables or business inventory loans. Risks of these types of loans include the general business conditions of the local economy and borrowers’ ability to conduct their businesses to generate sufficient profits to repay their loans under the agreed upon terms and conditions. Personal guarantees may be obtained from the principals of business borrowers and third parties to support the borrowers’ ability to service the debt and reduce the risk of non-payment. Commercial loans may be made at variable or fixed rates of interest. Commercial lines of credit are typically granted on a one-year basis, with loan covenants and monetary thresholds. Other commercial loans with terms or amortization schedules of longer than one year may carry interest rates which vary with the prime lending rate and will become payable in full and are generally refinanced in three to five years. Commercial loans not secured by real estate amounted to approximately 10% of the Bank’s total loan portfolio as of December 31, 2008.

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

Loan Loss Allowance

In considering the adequacy of our allowance for loan losses, the Bank has considered that as of December 31, 2008, approximately 50% of outstanding loans are in the commercial real estate loan category. At December 31, 2008, commercial loans including commercial real estate represented 59% of our loan portfolio. Commercial loans are generally considered by management as having greater risk than other categories of loans in our loan portfolio. We believe that the real estate collateral securing our commercial real estate loans reduces the risk of loss inherently present in commercial loans.

At December 31, 2008, our consumer loan portfolio consisted primarily of lines of credit and installment loans secured by automobiles and other consumer goods. We believe that the risk associated with these types of loans has been adequately provided for in the loan loss allowance.

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

The allowance for loan losses is established through a provision for loan losses charged to expenses. Loans are to be charged off against the allowance when management believes the collectibility of principal is unlikely. In addition, loss experience will be monitored in establishing the provision. During the year ended December 31, 2008, $447,000 in loans were charged off against the allowance for loan losses.

Deposit Activities

Deposits are the major source of the Bank’s funds for lending and other investment activities. The Bank considers the majority of its regular savings, demand, NOW and money market deposit accounts to be core deposits. These accounts comprised approximately 29% of the Bank’s total deposits at December 31, 2008. Approximately 71% of the Bank’s deposits at December 31, 2008 were time deposits. Generally, the Bank attempts to maintain the rates paid on its deposits at a competitive level. Time deposits of $100,000 and over made up approximately 25% of the Bank’s total deposits at December 31, 2008. The majority of the deposits of the Bank are generated from Alachua and Marion County.

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

Emergency Economic Stabilization Act. In response to the financial crisis affecting the banking system and financial markets, the Emergency Economic Stabilization Act (“EESA”) was signed into law on October 3, 2008, and established the Troubled Asset Relief Program (“TARP”). As part of TARP, the U.S. Treasury established the Capital Purchase Program (“CPP”) to provide up to $700 billion of funding to eligible financial institutions through the purchase of capital stock and other financial instruments for the purpose of stabilizing and providing liquidity to the U.S. financial markets. On January 23, 2009, AFSI issued $6.514 million in preferred stock to the U.S. Treasury. In connection with EESA, there have been numerous actions by the Federal Reserve Board, Congress, the U.S. Treasury, the FDIC, the SEC and others to further the economic and banking industry stabilization efforts under EESA. It remains unclear at this time what further legislative and regulatory measures will be implemented under EESA affecting AFSI

American Recovery and Reinvestment Act of 2009. On February 17, 2009 President Obama signed into law the American Recovery and Reinvestment Act of 2009 (“ARRA”), more commonly known as the economic stimulus or economic recovery package. ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. In addition, ARRA imposes certain new executive compensation and corporate expenditure limits on all current and future CPP recipients that are in addition to those previously announced by the U.S. Treasury, until the institution has repaid the U.S. Treasury, which is now permitted under ARRA without penalty and without the need to raise new capital, subject to the U.S. Treasury’s consultation with the recipient’s appropriate regulatory agency.

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

Capital Requirements. Bank regulatory agencies require financial institutions to maintain capital at adequate levels based on a percentage of assets and off balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers. Tier 1 capital consists of common shareholders’ equity, excluding the unrealized gain (loss) on available-for-sale securities, minus certain intangible assets. Tier 2 capital consists of the general allowance for credit losses except for certain limitations. An institution’s qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital. Bank holding companies and banks are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%, but all but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum. At December 31, 2008 the Bank met all capital requirements to which they were subject.

For additional information regarding the Company’s capital ratios and requirements, see “Management’s Discussion and Analysis—Capital Resources, Commitments and Capital Requirements” and notes to the consolidated financial statements.

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

As of December 31, 2008, the Bank met the capital requirements of a “well capitalized” institution. Bank holding companies are not subject to “prompt corrective action” of FDICIA.

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

Future Legislation

Various other legislative and regulatory initiatives, including proposals to overhaul the banking regulatory system and to limit the investments that a depository institution may make with insured funds, are from time to time introduced in Congress and state legislatures, as well as regulatory agencies. Such legislation may change banking statutes and the operating environment of AFSI and the Bank in substantial and unpredictable ways, and could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance depending upon whether any of this potential legislation will be enacted, and if enacted, the effect that it or any implementing regulations, would have on the financial condition or results of operations of AFSI or the Bank. With the recent enactments of EESA and ARRA, the nature and extent of future legislative and regulatory changes affecting financial institutions is very unpredictable at this time. We cannot determine the ultimate effect that such potential legislation, if enacted, would have upon its financial condition or operations.

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

Employees

As of December 31, 2008, the Company and the Bank collectively had 62 full-time employees (including executive officers) and 7 part-time employees. The employees are not represented by a collective bargaining unit. The Company considers relations with employees to be good.

Item 1A.	Risk Factors

Not applicable

Item 1B.	Unresolved Staff Comments

Not applicable

Item 2.	Properties

The following table sets forth information on the Bank’s offices as of December 31, 2008.

Location	Facility Status
Headquarters & Main Office
One Northeast First Avenue
Ocala, Florida	Leased by Bank

Gainesville Branch Office
4373 Newberry Road
Gainesville, Florida	Owned by Bank

34th Street Branch Office
4200 SW 34th Street
Gainesville, Florida	Owned by Bank

Alachua Branch
16404 NW 174th Drive
Alachua, Florida	Owned by Bank

17th Street Branch Office
2510 SE Maricamp Road
Ocala, Florida	Owned by Bank

SR200 Branch Office
7605 SW SR200
Ocala, Florida	Owned by Bank

Residential Lending Origination Office
5532 NW 43rd St, Suite D
Gainesville, FL	Leased by Bank

None of these properties are encumbered by any liens or mortgages. Other than in the ordinary course of the Bank’s lending and investment business, the Company does not invest in real estate or real estate mortgages. Such activities are described in “Description of Business” and “Management’s Discussion and Analysis.”

Item 3.	Legal Proceedings

As of December 31, 2008, neither the Company nor the Bank was a party to any legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Common Stock

There is no public market for the Common Stock and only isolated, privately negotiated sales of Common Stock have occurred since the Bank opened for business in February 2005, and

AFSI became a bank holding company by acquiring the Bank on November 16, 2005. There is no established public trading market for the Common Stock and, historically, the shares of Common Stock have been inactively traded. Management of the Company is aware of certain transactions in its Common Stock, although the trading prices and number of shares transferred in all transactions are not known. The last known trade occurred at $10.00 per share. On December 31, 2008, AFSI had approximately 700 shareholders of record.

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

AFSI did not repurchase any of its shares in 2008.

The following table sets forth information about the number of shares reserved for issuance under the 2005 Stock Plan as of December 31, 2008.

	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance
Plans approved by security holders	261,970	$10.14	112,495

Equity compensation plans not approved by security holders (1)	0	$0	0

Total	261,970	$10.14	112,495

Item 6.	Selected Financial Data

None

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

SELECTED FINANCIAL DATA

The following table presents selected financial data for the Company. The data for the fiscal years 2006, 2007 and 2008 is derived from audited financial statements of the Company. The selected financial data should be read in conjunction with, and are qualified in their entirety by, the financial statements and the notes thereto and the other information included elsewhere herein.

SELECTED CONSOLIDATED FINANCIAL DATA AT DECEMBER 31, OR FOR THE YEAR THEN ENDED

($ in thousands, except per share amounts)	2008	2007	2006
Total assets	$258,639	203,404	139,444
Loans, net	205,307	164,051	106,289
Cash and cash equivalents	9,471	3,638	6,734
Securities-Available for Sale	13,123	20,537	13,837
Deposits	202,914	164,243	109,072
Borrowed funds	29,584	17,807	15,339
Stockholders’ equity	24,636	20,251	14,337

Interest income	$12,866	12,063	6,934
Interest expense	7,385	6,819	3,703
Net interest income	5,481	5,244	3,231
Provision for loan losses	1,115	701	781
Net interest income after provision for loan losses	4,366	4,543	2,450
Noninterest income	1,192	1,089	933
Noninterest expense	6,301	5,580	3,945
(Loss) earnings before income tax benefit	(743)	52	(562)
Income tax (benefit) expense	(258)	49	(199)
Net (loss) earnings	(485)	3	(363)
Basic and diluted loss per share	(.19)	—	(.23)

SELECTED CONSOLIDATED FINANCIAL RATIOS AND OTHER DATA:

	2008	2007	2006
Return on average assets	(0.21)%	0.00%	(0.33)%
Return on average equity	(1.99)%	0.02%	(2.63)%
Dividend payout ratio	N/A	N/A	N/A
Average equity to average assets	10.49%	10.54%	12.61%
Total equity to total assets	9.53%	9.96%	10.28%
Yield on average earning assets (1)	5.96%	7.12%	6.99%
Net interest margin	2.54%	3.10%	3.26%
Nonperforming assets to total assets (2)	0.58%	N/A	N/A
Nonperforming loans to total loans (2)	0.72%	N/A	N/A
Allowance for loan losses to gross loans	1.30%	1.23%	1.25%
Noninterest expenses to average assets	2.71%	3.08%	3.60%
Operating efficiency ratio (3)	94.43%	88.11%	94.74%
Net interest income to noninterest expenses	86.99%	93.98%	81.90%
Total shares outstanding	2,653,208	2,183,485	1,607,140
Book value per common share outstanding	$9.29	$9.27	$8.92
Number of banking offices (all full-service)	6	5	4

(1)	Reflects interest income as a percent of average interest earning assets.
(2)	Non-performing loans consist of nonaccrual loans and accruing loans contractually past due ninety days or more.
(3)	Noninterest expense divided by the sum of net interest income plus noninterest income.

General

AFSI was incorporated on August 16, 2005 for the purpose of operating as a one-bank holding company. AFSI currently owns 100% of the outstanding shares of the Bank (collectively, the “Company”), and North Central Florida Developers Corporation. The Bank is a Florida-chartered commercial bank which opened for business on February 28, 2005. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation. The Bank provides community banking services to business and individuals from its banking offices located in Ocala, Gainesville and Alachua, Florida. North Central Florida Developers Corporation was formed in 2008 with the purpose of holding loans or assets that might require a longer-term hold in order to realize full economic value.

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

The Bank has actively pursued its targeted market for deposits, particularly the small businesses and professionals. In today’s environment, the product of every system itself becomes a sales tool. Recognizing that fact, the Bank endeavors to offer current technology to the marketplace. Such technology includes debit cards, internet banking and voice response account information systems. The goal is to provide a “high tech—high touch” experience.

The Bank has capitalized upon its market strategy to grow rapidly. As of December 31, 2008, the Bank had grown to approximately $259 million in total assets, $203 million in deposits, and $205 million in net loans. The Bank attributes its successful growth to its location in a dynamic growth area and its focus on its targeted market.

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

Lending Activities

The Bank’s loans are concentrated in commercial and real estate loans. A majority of the Bank’s loans are made on a secured basis, and, as of December 31, 2008, approximately 89% of the loan portfolio consisted of loans secured by first or second mortgages on residential or commercial real estate.

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

Liquidity

Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw their funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. In the ordinary course of business, the Bank’s cash flows are generated from deposits, interest and fee income, as well as from loan repayments and the sale, repayments or maturity of securities available-for-sale. In addition to cash and due from banks, the Bank considers all securities available-for-sale and federal funds sold as primary sources of asset liquidity. Many factors affect the ability to accomplish these liquidity objectives successfully, including the economic environment, the asset/liability mix within the balance sheet, as well as the Bank’s reputation in the community. The Bank’s principal sources of funds are net increases in deposits, principal and interest payments on loans and proceeds from sales, calls and maturities of securities. The Bank used its capital resources primarily to fund existing and continuing loan commitments and to purchase securities. At December 31, 2008, the Bank had commitments to originate loans totaling $6 million, and had issued standby letters of credit of $645,000. At December 31, 2008, the Bank also had commitments to extend credit under the undisbursed portion of outstanding lines of credit of $30 million. Scheduled maturities of certificates of deposit during the twelve months following December 31, 2008 totaled $127 million. Management believes that the Bank has adequate resources to fund all its commitments, that substantially all of its existing commitments will be funded in the subsequent twelve months and, if so desired, that it can adjust the rates on certificates of deposit and other deposit accounts to retain deposits in a changing interest rate environment.

Capital Resources, Commitments and Capital Requirements

The Company’s principal sources of funds are those generated by the Bank, including net increases in deposits and other borrowings, principal and interest payments on loans, and proceeds from maturities of investment securities.

The Company uses its capital resources principally to fund existing and continuing loan commitments and to purchase investment securities. Off-balance sheet commitments to extend credit, which amounted to $6 million at December 31, 2008, represent legally binding agreements to lend to customers with fixed expiration dates or other termination clauses. Since many commitments are expected to expire without being funded, committed amounts do not necessarily represent future cash requirements.

The following table summarizes the Company’s contractual obligations, including certain on-balance sheet and off-balance sheet obligations, at December 31, 2008 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-2 Years	3-5 Years	More Than 5 Years
Time deposit maturities	$144,644	127,342	12,897	4,405	—
FHLB advances	22,000	5,000	4,000	—	13,000
Other borrowings	7,584	7,584	—	—	—
Loan commitments	6,394	6,394	—	—	—
Standby letters of credit	645	645	—	—	—
Undisbursed line of credit loans	29,799	2,282	2,644	782	24,071

Total	$211,046	149,246	19,542	5,187	37,071

Management believes that the Company has adequate resources to fund all its commitments and that the Company can adjust the rates and terms on time deposits and other deposit accounts to retain or obtain new deposits in a changing interest rate environment.

The Company’s stockholders’ equity was $25 million at December 31, 2008, 9.5% of total assets.

The federal banking regulatory authorities have adopted certain “prompt corrective action” rules with respect to depository institutions. The rules establish five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” The various federal banking regulatory agencies have adopted regulations to implement the capital rules by, among other things, defining the relevant capital measures for the five capital categories. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a Tier 1 leverage ratio of 5% or greater and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level. At December 31, 2008, the Bank met the capital ratios of a “well capitalized” financial institution with a total risk-based capital ratio of 10.74% Tier 1 risk-based capital ratio of 9.52%, and a Tier 1 leverage ratio of 8.37%. Depository institutions which fall below the “adequately capitalized” category generally are prohibited from making any capital distribution, are subject to growth limitations, and are required to submit a capital restoration plan. There are a number of requirements and restrictions that may be imposed on institutions treated as “significantly undercapitalized” and, if the institution is “critically undercapitalized,” the banking regulatory agencies have the right to appoint a receiver or conservator.

The following table summarizes the regulatory capital levels and ratios for the Bank:

	Actual Bank Ratios	Regulatory Requirement For Well Capitalized Bank
At December 31, 2008:
Total capital to risk-weighted assets	10.74%	10.0%
Tier I capital to risk-weighted assets	9.52%	6.0%
Tier I capital to average assets—leverage ratio	8.37%	5.0%

Loan Portfolio

A significant source of the Bank’s income is the interest earned on its loan portfolio. At December 31, 2008, the Bank’s total assets were $259 million and its net loans receivable were $205 million or 79% of total assets.

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

The composition of the Bank’s loan portfolio was as follows ($ in thousands):

	December 31,
	2008		2007
	Amount	% of Total	Amount	% of Total
Commercial real estate	$102,788	49.5%	$80,652	48.6%
Residential real estate and home equity	36,801	17.7%	28,784	17.4%
Construction	45,569	21.9%	39,722	24.0%
Commercial loans	19,635	9.5%	13,889	8.4%
Consumer	2,928	1.4%	2,699	1.6%

Total loans	207,721	100.0%	165,746	100.0%

Less: Allowance for loan losses	(2,714)		(2,046)
Deferred loan costs, net	300		351

Loans receivable, net	$205,307		$164,051

	December 31,
	2006		2005
	Amount	% of Total	Amount	% of Total
Commercial real estate	$58,146	54.2%	$26,626	59.3%
Residential real estate and home equity	16,527	15.4%	5,784	12.8%
Construction	18,611	17.3%	7,079	15.8%
Commercial loans	12,751	11.9%	4,979	11.1%
Consumer	1,308	1.2%	456	1.0%

Total loans	107,343	100.0%	44,924	100.0%

Less: Allowance for loan losses	(1,345)		(564)
Deferred loan costs, net	291		169

Loans receivable, net	$106,289		$44,529

Maturities of Loans. The following table shows the contractual maturities of the Bank’s loan portfolio at December 31, 2008. Loans with scheduled maturities (based on only contract term) are reported in the maturity category in which the payment is due. Demand loans with no stated maturity and overdrafts, if any, are reported in the “due one year or less” category. Loans that have adjustable rates are shown as amortizing to final maturity rather than when the interest rates are next subject to change. The table does not include prepayment or scheduled principal repayments (in thousands):

Type of Loan	Due in 1 Year or Less	Due After 1 to 5 Years	Due After 5 Years	Total
Commercial Real Estate	$33,011	40,698	29,079	102,788
Residential Real Estate and Home Equity	2,966	6,205	27,630	36,801
Construction	9,994	18,211	17,364	45,569
Commercial	4,474	4,822	10,339	19,635
Consumer	1,521	1,307	100	2,928

Total	$51,966	71,243	84,512	207,721

For the above loans due after one year or more, the following is a presentation of an analysis of sensitivities to changes in interest rates at December 31, 2008 (in thousands):

Type of Loan	Fixed Interest Rate	Floating Interest Rate	Total
Commercial Real Estate	$25,795	43,982	69,777
Residential Real Estate and Home Equity	9,777	24,058	33,835
Construction	12,965	22,610	35,575
Commercial	3,480	11,681	15,161
Consumer	1,334	73	1,407

Total	$53,351	102,404	155,755

Loan Quality

Management seeks to maintain a high quality of loans through sound underwriting and lending practices. As of December 31, 2008, approximately 89% of the total loan portfolio was collateralized by commercial and residential real estate mortgages. The level of non-performing loans and real estate owned also is relevant to the credit quality of a loan portfolio. As of December 31, 2008, there were $1,497,000 in non-performing loans (those 90 days or more past due).

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

Loan concentrations are defined as amounts loaned to a number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. The Bank, on a routine basis, monitors these concentrations in order to consider adjustments in its lending practices to reflect economic conditions, loan to deposit ratios, and industry trends. As of December 31, 2008, loans collateralized with mortgages on real estate represented 89% of the loan portfolio and were to borrowers in varying activities and businesses.

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

Real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned (“OREO”). OREO properties are recorded at the lower of cost or fair value less estimated selling costs, and the estimated loss, if any, is charged to the allowance for credit losses at the time it is transferred to OREO. Further write-downs in OREO are recorded at the time management believes additional deterioration in value has occurred and are charged to noninterest expense. As of December 31, 2008, the Company had OREO totaling $651,000.

The Bank has adopted Statements of Financial Accounting Standards No. 114 and 118. These Statements address the accounting by creditors for impairment of certain loans and generally require the Bank to identify loans, for which the Bank probably will not receive full repayment of principal and interest, as impaired loans. The Statements require that impaired loans be valued at the present value of expected future cash flows, discounted at the loan’s effective interest rate, or at the observable market price of the loan, or the fair value of the underlying collateral if the loan is collateral dependent. The Bank has implemented the Statements by including in its quarterly review of the adequacy of the allowance for credit losses, to also identify and value impaired loans in accordance with guidance in the Statements. Loans totaling $3,608,000 were deemed to be impaired under the Bank’s policy at December 31, 2008.

At December 31, 2008, the Bank had no accruing loans which were contractually past due 90 days or more as to principal and interest and no troubled debt restructurings as defined by Statement of Financial Accounting Standards No. 15.

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

At December 31, 2008, loan balances totaling $14,749,000 were classified as Special Mention. There were no concentrations of loans exceeding 10% of total loans which has not been disclosed as a category of loans.

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

If an asset is impaired, the estimated fair value of the asset would be determined and if that value is less than the then carrying value of the asset, the difference would be established as a specific reserve. If an asset is classified as loss, the amount of the asset classified as loss would be reserved. General reserves or general valuation allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities but, unlike specific reserves, are not allocated to particular assets.

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

The allowance for loan losses totaled approximately $2,714,000 at December 31, 2008, and there were $447,000 in loans charged-off in 2008. Considering the nature of the Bank’s loan portfolio, management believes that the allowance for loan losses at December 31, 2008, was adequate.

The Bank’s allowance for possible loan losses was allocated using peer group averages and actual loss experiences of peers, as follows (in thousands):

	At December 31,
	2008		2007
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
At the end of year allocated to:

Commercial	$201	9.5%	$208	8.4%
Commercial real estate	1,627	49.5%	1,060	48.6%
Residential real estate and home equity	206	17.7%	139	17.4%
Construction	624	21.9%	593	24.0%
Consumer	56	1.4%	46	1.6%

Total	$2,714	100.0%	$2,046	100.0%

	At December 31,
	2006		2005
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
At the end of year allocated to:

Commercial	$183	$183	$75	11.0%
Commercial real estate	809	809	352	59.3%
Residential real estate and home equity	79	79	23	12.9%
Construction	252	252	106	15.8%
Consumer	22	22	8	1.0%

Total	$1,345	$1,345	$564	100.0%

Investment Securities

At December 31, 2008 the Bank’s investment portfolio has been classified as Available-for-Sale with no securities classified as Held-to-Maturity. The portfolio was previously classified as Held-to-Maturity until reclassified on December 29, 2006. The following table sets forth the carrying amount of the Bank’s investment portfolio ($ in thousands):

	At December 31,
	2008	2007	2006
Available-for-Sale:
Mortgage-backed securities	$10,113	$5,496	$1,856
U.S. Government agency securities	3,010	15,041	11,981

Total securities available for sale	$13,123	$20,537	$13,837

Held to maturity:
Mortgage-backed securities	—	—	—
U.S. Government agency securities	—	—	—
Total securities held to maturity	—	—	—

Federal Home Loan Bank stock	$1,356	$836	$595
Federal funds sold	$5,504	$1,730	$3,848
Interest-earning deposits	$204	$103	$105
Interest-bearing time deposits in Banks	$14,507	$2,046	$1,000

The carrying amount and weighted average yields for investments at December 31, 2008 are shown below ($ in thousands):

Maturing In	Mortgage Backed	U.S. Government Agency Securities	Total	Weighted Average Yields (1)
Due in Less than 1 year	$—	3,010	3,010	3.15%
Mortgage backed securities	10,113	—	10,113	4.32%

Total	$10,113	3,010	13,123	4.05%

(1)	All securities are listed at actual yield and not on a tax equivalent basis. No securities are tax exempt.

The Bank has adopted Statement of Financial Accounting Standards No. 115 (“FAS 115”), which requires companies to classify investments securities, including mortgage-backed securities as either held-to-maturity or available-for-sale. Securities classified as held-to-maturity are carried at amortized cost. Securities classified as available-for-sale are reported at fair value, with unrealized gains and losses, net of tax effect, reported as a separate component of stockholders’ equity. As of December 31, 2008, none of the Bank’s securities were classified as Held-to-Maturity.

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

	December 31,
	2008		2007		2006
	Amount	% of Deposits	Amount	% of Deposits	Amount	% of Deposits
Noninterest-bearing deposits	$15,161	7.5	$13,159	8.0	$9,615	8.8
Money-market accounts	23,742	11.7	28,433	17.3	24,687	22.6
NOW	4,955	2.4	5,630	3.5	4,581	4.2
Savings	14,412	7.1	869.5		659	0.6

Subtotal	$58,270	28.7	$48,091	29.3	39,542	36.2

Time deposits:
1.00-1.99%	—	—	—	—	—	—
2.00-2.99%	3,431	1.7	21	—	104.1
3.00-3.99%	66,113	32.6	542.3		487.4
4.00-4.99%	54,376	26.8	24,977	15.2	25,501	23.4
5.00-5.99%	20,724	10.2	90,211	54.9	43,028	39.5
6.00-6.99%	—	—	401.3		410.4

Total time deposits	$144,644	71.3	$116,152	70.7	$69,530	63.8

Total deposits	$202,914	100.0	$164,243	100.0	$109,072	100.0

Maturity terms, service fees and withdrawal penalties are established by the Bank on a periodic basis. The determination of rates and terms is predicated on funds acquisition and liquidity requirements, rates paid by competitors, growth goals and federal regulations.

FDIC regulations limit the ability of certain insured depository institutions to accept, renew, or rollover deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions having the same type of charter in such depository institutions’ normal market area. Under these regulations, “well capitalized” depository institutions may accept, renew, or roll over deposits at such rates without restriction, “adequately capitalized” depository institutions may accept, renew or roll over deposits at such rates with a waiver from the FDIC (subject to certain restrictions on payments of rates), and “undercapitalized” depository institutions may not accept, renew or roll over deposits at such rates. The regulations contemplate that the definitions of “well capitalized,” “adequately capitalized” and “undercapitalized” will be the same as the definitions adopted by the agencies to implement the prompt corrective action provisions of applicable law. See “Supervision, Regulation and Governmental Policy – Capital Requirements.” As of December 31, 2008, the Bank met the definition of a “well capitalized” depository institution.

The Bank does not have a concentration of deposits from any one source, the loss of which would have a material adverse effect on the Bank. Management believes that substantially all of the Bank’s depositors are residents in its primary market area.

The Company also utilizes customer funds in the CDARS program, which allows customers to obtain full FDIC insurance and has the Bank offer offsetting certificates of deposit in participating banks. These deposits from other banks count as brokered deposits and totaled $15.5 million as of December 31, 2008.

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

As of December 31, 2008, time deposits of $100,000 and over mature as follows (in thousands):

Due in three months or less	$13,030
Due from three months to six months	12,215
Due from six months to one year	18,295
Due over one year	6,557

Total	$50,097

Borrowings

During 2008, the Company entered into short-term borrowing arrangements with customers consisting of securities sold under repurchase agreements. The agreements are on a demand basis and call for the payment of interest based on the federal funds rate.

The following summarizes these borrowings as of December 31, 2008 ($ in thousands):

Balance outstanding at year-end	$7,584
Average balance outstanding during the year	$4,727
Average interest rate paid	1.46%
Maximum amount outstanding at any month-end during year	$7,584

The Bank has available short term fed funds lines to meet short term liquidity needs. A line of $4,000,000 is available with the Independent Bankers Bank of Florida and $4,500,000 is available with Silverton Bank. No balances were outstanding on these lines at December 31, 2008.

The Bank also has an agreement with the Federal Home Loan Bank of Atlanta and pledges its loan portfolio as collateral. There were eight advances outstanding at December 31, 2008. The maturity and interest rate of the Federal Home Loan Bank (“FHLB”) advances are as follows at December 31, 2008 ($ in thousands):

Advance	Maturity	Interest Rate	Amount
5/23/06	2016	4.47%	$5,000
8/30/06	2016	4.71%	3,000
5/18/07	2017	4.22%	5,000
1/07/08	2010	3.54%	2,000
2/22/08	2009	2.73%	2,000
2/22/08	2010	2.86%	2,000
12/18/08	2009	0.61%	1,000
12/18/08	2009	1.24%	2,000

			$22,000

One advance with a 2016 maturity date has a call feature benefiting the issuer with a call date of May 26, 2009. The advance with a 2017 maturity date has a call feature benefiting the issuer with a call date of May 19, 2009.

Results of Operations

Net interest income, which constitutes the principal source of income for the Bank, represents the excess of interest income on interest-earning assets over interest expense on interest-bearing liabilities. The principal interest-earning assets are federal funds sold, time deposits in banks, investment securities and loans receivable. Interest-bearing liabilities primarily consist of time deposits, interest-bearing checking accounts (“NOW accounts”), savings deposits and money-market accounts. Funds attracted by these interest-bearing liabilities are invested in interest-earning assets. Accordingly, net interest income depends upon the volume of average interest-earning assets and average interest-bearing liabilities and the interest rates earned or paid on them.

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

	December 31,
	2008			2007			2006
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
Interest-earning assets:
Loans	$185,472	$11,781	6.33%	$138,018	$10,453	7.57%	$72,206	$5,652	7.83%
Securities	13,774	705	5.10%	16,477	968	5.87%	14,802	737	4.98%
Other(1)	16,110	380	2.35%	14,876	642	4.32%	12,194	545	4.47%

Total interest-earning assets	215,356	12,966	5.96%	169,371	12,063	7.12%	99,202	6,934	6.99%

Noninterest-earning assets	16,829			11,685			10,400

Total Assets	$232,185			$181,056			$109,602

Interest-bearing liabilities:
Savings, NOW and MMKT	$37,853	$888	2.34%	$33,223	$1,148	3.45%	26,242	937	3.57%
Time Deposits <$100,000	81,388	3,673	4.50%	48,897	2,645	5.41%	26,239	1,213	4.62%
Time Deposits >=$100,000	48,324	2,173	4.48%	47,351	2,386	5.04%	23,202	1,190	5.13%

Deposits	167,564	6,734	4.01%	129,471	6,179	4.77%	75,683	3,340	4.41%

Other borrowings	$23,624	831	3.51%	$17,318	789	4.56%	7,753	363	4.68%

Total interest-bearing liabilities	191,188	7,565	3.95%	146,789	6,968	4.75%	83,436	3,703	4.44%

Capitalized interest		(180)			(149)			—

Net interest expense		7,385			6,819			3,703

Noninterest-bearing deposits	15,441			13,975			11,550
Noninterest bearing liabilities	1,210			1,215			792
Stockholder’s equity	24,346			19,077			13,824

Total liabilities and stockholder’s equity	$232,185			$181,056			$109,602

Net earning assets	$24,168			$22,582			$15,766

Net Interest income		$5,481			$5,244

Interest-rate spread			2.01%			2.37%		$3,231	2.55%

Net interest margin(2)			2.54%			3.10%			3.26%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.13			1.15			1.19

(1)	Other interest-earning assets included Federal funds sold and Federal Home Loan Bank stock.
(2)	Net interest margin is net interest income divided by total interest-earning assets.

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

	Rate	Volume	Rate/ Volume	Total
	(In thousands)
Year Ended December 31, 2008 vs. 2007:
Interest-earning assets:
Loans	$(1,685)	$3,594	$(580)	$1,328
Securities	(125)	(159)	20	(263)
Other Interest Earning Assets	(291)	53	(24)	(262)

Total	(2,101)	3,488	(584)	803

Interest-bearing liabilities:
Deposits
Savings, demand, money-market and NOW deposits	(369)	160	(51)	(260)
Time deposits	(693)	1,749	(241)	815
Other borrowings	(180)	287	(65)	42

Total	(1,242)	2,196	(357)	597

Net change in net interest income	$(859)	$1,292	$(227)	$206

	Rate	Volume	Rate/ Volume	Total
	(In thousands)
Year Ended December 31, 2007 vs. 2006:
Interest-earning assets:
Loans	$(184)	$5,152	$(167)	$4,801
Securities	133	83	15	231
Other Interest Earning Assets	(19)	120	(4)	97

Total	(70)	5,355	(156)	5,129

Interest-bearing liabilities:
Deposits
Savings, demand, money-market and NOW deposits	(30)	248	(8)	210
Time deposits	182	2,292	175	2,649
Other borrowings	(13)	433	(14)	406

Total	139	2,973	153	3,265

Net change in net interest income	$(209)	$2,382	$(309)	$1,864

Comparison of the years ended December 31, 2008 and 2007

General Operating Results. Net loss for the twelve month period ended December 31, 2008 was ($485,000) or ($0.19) per basic and diluted share, compared to net earnings of $3,000, or $0.00 per basic and diluted share for the comparable period in 2007. The $488,000 decrease in net earnings resulted primarily from an increase in non-interest expense and a $414,000 increase in provision for loan losses, partially offset by a $237,000 increase in non-interest income, a $103,000 increase in net interest income and a $307,000 decrease in income tax expense.

Interest Income. Interest income increased $803,000 to $12.9 million for the twelve month period ended December 31, 2008, compared to $12.1 million in interest income for the twelve month period ended December 31, 2007. The increase was due to a $46.0 million increase in average interest earning assets outstanding at December 31, 2008 compared to December 31, 2007, partially offset by a decrease in the average yield earned on interest earning assets from 7.12% for the twelve months ended December 31, 2007 to 5.96% for the twelve months ended December 31, 2008.

Interest Expense. Interest expense increased $566,000 from $6.8 million for the twelve month period ended December 31, 2007 to $7.4 million for the twelve month period ended December 31, 2008. The increase was primarily due to an increase of $44.4 million in average interest bearing liabilities outstanding, partially offset by a decrease in the average cost of interest bearing liabilities from 4.75% for the twelve months ended December 31, 2007 to 3.95% for the comparable 2008 period.

Provision for Loan Losses. The provision for loan losses is charged to operations to increase the total loan loss allowance to a level deemed appropriate by management. The provision is based upon the volume and type of lending conducted by the Company, industry standards, general economic conditions, particularly as they relate to the Company’s market area, and other factors related to the collectibility of the Company’s loan portfolio. The Company recorded provisions for loan losses for the twelve month periods ended December 31, 2008 and 2007 of $1.1 million and $701,000, respectively. Management believes that the allowance for loan losses, which was $2.7 million or 1.30% of gross loans at December 31, 2008, is adequate.

Non-Interest Income. Non-interest income increased $103,000 during 2008 to $1.2 million, compared to $1.1 million in 2007. The increase was primarily due to an increase of $261,000 in loan brokerage fees, and an increase of $87,000 in deposit account fees, partially offset by a decrease of $197,000 on net gain of loans held for sale.

Non-Interest Expense. Non-interest expenses increased by $721,000 from $5.6 million for the twelve month period ended December 31, 2007 to $6.3 million for the twelve month period ended December 31, 2008. The increase was primarily due to increases of $186,000 in salaries and employee benefits, $89,000 in occupancy and equipment expense, $101,000 in data processing expense, and $284,000 in other non-interest expense, all related to the overall growth of the Company.

Income Taxes. The income tax benefit was $258,000 for the twelve month period ended December 31, 2008 and the income tax expense was $49,000 for the corresponding period in 2007.

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

Provision for Loan Losses. The provision for loan losses is charged to operations to increase the total loan loss allowance to a level deemed appropriate by management. The provision is based upon the volume and type of lending conducted by the Company, industry standards, general economic conditions, particularly as they relate to the Company’s market area, and other factors related to the collectibility of the Company’s loan portfolio. The Company recorded provisions for loan losses for the twelve month periods ended December 31, 2007 and 2006 of $701,000 and $781,000, respectively. Management believes that the allowance for loan losses, which was $2.0 million or 1.23% of gross loans at December 31, 2007, was adequate.

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

Income Taxes. The income tax benefit was $199,000 for the twelve month period ended December 31, 2006 and the income tax expense was $49,000 for the corresponding period in 2007.

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

In addition to pursuing loan and deposit growth, we are also utilizing an expanding branch network. We currently operate six offices. These facilities are expected to enable us to serve and acquire more loan and deposit customers. The opening of these offices and their continued operation required, and will continue to require, us to spend more money on salaries, rent and advertising. Until the new branches can produce enough net interest income to offset their incremental contribution to our non-interest expenses, they could have the effect of decreasing our net earnings.

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

Currently the Company has not entered into any interest rate swaps or similar hedging instruments in connection with its asset/liability management and the Company does not expect to use interest rate swaps in its operations. Further discussion on off-balance-sheet arrangements can be found in Note 9 of the Notes to Consolidated Financial Statements. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, unused lines of credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. The Company also did not have any significant interest rate lock commitments at December 31, 2008.

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

The following table sets forth certain information relating to the Company’s interest-earning assets and interest-bearing liabilities at December 31, 2008 that are estimated to mature or are scheduled to reprice within the period shown ($ in thousands):

	Under 3 Months	3 to 12 Months	1-5 Years	Over Five Years	Total
Interest-earning deposits	$204	—	—	—	204
Federal funds sold	5,504	—	—	—	5,504
Interest bearing time deposits in Banks	4,995	9,512	—	—	14,507
Loans (1)	90,968	21,202	87,512	8,339	208,021
Securities (2)	3,885	2,367	6,871	1,356	14,479

Total rate-sensitive assets (earning assets)	$105,556	33,081	94,383	9,695	242,715

Money market (3)	11,870	5,936	5,936	—	23,742
Savings and NOW deposits (3)	9,684	9,683	—	—	19,367
Time deposits (3)	37,183	90,159	17,302	—	144,644
Other borrowings (4)	8,584	4,000	173,000	—	29,584

Total rate-sensitive liabilities	$67,320	109,777	40,238	—	217,335

Gap (repricing differences)	$38,235	(76,696)	54,146	9,695	25,380

Cumulative Gap	$38,235	(38,460)	15,865	25,380

Cumulative Gap/total assets	14.8%	(14.9)%	6.13%	9.8%

Cumulative Gap/total earning assets	15.8%	(15.8)%	6.54%	10.5%

Total assets					$258,639

Total earning assets					$242,715

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

(4)	Federal Home Loan Bank advances with call features are scheduled based on call dates.

Selected Quarterly Results

	2008				2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$3,203	3,111	3,230	3,322	2,472	2,877	3,296	3,418
Interest expense	1,876	1,777	1,785	1,947	1,401	1,556	1,899	1,963
Net interest income	1,327	1,334	1,445	1,375	1,071	1,321	1,397	1,455
Provision for loan losses	185	56	170	704	143	198	135	225
Noninterest income	299	297	286	310	272	304	289	224
Noninterest expense	1,440	1,494	1,588	1,779	1,298	1,338	1,494	1,450
Earnings (loss) before income taxes	1	81	(27)	(798)	(98)	89	57	4
Net earnings	(7)	47	(23)	(502)	(60)	58	25	(20)
Earnings (loss) per share – basic	—	0.02	(0.01)	(0.20)	(0.03)	0.03	0.01	(0.01)
Earnings (loss) per share – diluted	—	0.02	(0.01)	(0.20)	(0.03)	0.03	0.01	(0.01)

	2006				2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$1,169	1,549	1,944	2,272	116	233	570	862
Interest expense	578	811	1,049	1,265	8	92	238	387
Net interest income	591	738	895	1,007	108	141	332	475
Provision for loan losses	126	232	205	218	15	118	259	172
Noninterest income	117	276	291	249	0	35	83	67
Noninterest expense	763	929	1,022	1,231	486	509	705	764
Earnings before income taxes	(181)	(147)	(41)	(193)	(393)	(451)	(549)	(394)
Net earnings	(114)	(97)	(29)	(123)	(143)	(326)	(325)	(215)
Basic earnings per common and diluted share	(.08)	(.06)	(.02)	(.07)	(.10)	(.22)	(.22)	(.13)

Impact of Inflation and Changing Prices

The financial statements and related financial data concerning the Company presented in this 10-K have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on the operations of the Company is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, changes in interest rates have a more significant impact on the performance of a financial institution than do the effects of changes in the general rate of inflation and changes in prices. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services.

Item 7A.	Qualitative and Quantitative Disclosures About Market Risk

Not applicable.

Item 8.	Financial Statements and Supplemental Data

The financial statements of the Company at December 31, 2008 and 2007 and for the years then ended are set forth in this Form 10-K as Exhibit 13.1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.

Based on our assessment, management believes that, as of December 31, 2008, our internal control over financial reporting is effective based on those criteria.

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

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

The information contained under the sections captioned “Directors” and “Executive Officers” under “Election of Directors” and “Section 16(a) Reporting Requirements” in the Proxy Statement, is incorporated herein by reference.

Item 11.	Executive Compensation

The Company has a Code of Ethics that applies to its principal executive officer and principal financial officer (who is also its principal accounting officer), a copy of which is incorporated by reference into this Form 10-K as Exhibit 14.1. The information contained in the section captioned “Information About the Board of Directors and Its Committees,” and “Executive Compensation and Benefits” under “Election of Directors” in the Proxy Statement, is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information contained in the section captioned “Directors” and under “Election of Directors,” in the Proxy Statement, is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence

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

As of December 31, 2008, the Bank had an aggregate total of $9,264,168 outstanding in loans and other extensions of credit to Affiliates. At December 31, 2008, the Bank had unsecured loans outstanding with aggregate outstanding balances of $4,976,388 of which $1,485,389 were to insiders. All such loans (both those to insiders and those to unaffiliated borrowers) were underwritten to the same policy standards and are due on demand. No insider received any preferential treatment with regard to interest rates, maturity, payment schedule or other features of the loans. All of the outstanding loans to directors and executive officers are performing pursuant to their terms.

Information contained in the section captioned “Directors” and under “Election of Directors” in the Proxy statement, is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information contained in the section captioned “Ratification of the Appointment of the Independent Auditor for the Fiscal Year Ending December 31, 2009” in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

The following documents are filed as part of this report as Exhibit 13.1.

Consolidated Financial Statements of Alarion Financial Services, Inc. (including all required schedules):

1.	Independent Auditor’s Report;

2.	Consolidated Balance Sheets at December 31, 2008 and 2007;

3.	Consolidated Statements of Earnings, Stockholders’ Equity, and Statements of Cash Flows for years ended December 31, 2008, 2007 and 2006.

4.	Notes to Consolidated Financial Statements

Exhibits.

Exhibits marked with an (a) were filed with the Form 10-K filed with the Securities and Exchange Commission on March 15, 2006. Exhibits marked with a (b) were filed with the Form 8-K filed with the Securities and Exchange Commission on January 27, 2009.

(a)	3.1	Articles of Incorporation

(a)	3.2	Bylaws

(b)	3.3	Articles of Amendment to the Articles of Incorporation authorizing the Series A Preferred Shares

(b)	3.4	Articles of Amendment to the Articles of Incorporation authorizing the Series B Preferred Shares

(a)	4.1	Specimen Common Stock Certificate

(a)	4.2	Warrant Plan and Specimen Warrant Plan

(b)	4.3	Form of Certificate for Series A Preferred Stock

(b)	4.4	Form of Certificate for Series B Preferred Stock

(a)	10.1	Employment Agreement with Jon M. Kurtz

(a)	10.2	Lease for Main Office

(b)	10.3	Letter Agreement, dated January 23, 2009 between AFSI and the United States Department of the Treasury

(b)	10.4	Form of Waiver

(b)	10.5	Form of Compliance Agreement

(b)	10.6	Securities Purchase Agreement – Standard Terms between the Company and the United States Department of the Treasury

	13.1	Financial Statements

(a)	14.1	Code of Ethics

(a)	21.1	Schedule of Subsidiaries

	31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

	31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

	32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be duly signed on its behalf by the undersigned, thereunto duly authorized, in the City of Ocala, State of Florida, on the 27th day of March, 2009.

ALARION FINANCIAL SERVICES, INC.

/s/ Jon M. Kurtz
Jon M. Kurtz
Principal Executive Officer

/s/ Matthew Ivers
Matthew Ivers
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the 27th day of March, 2009:

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
Tommy W. Williams, Jr.

Alarion Financial Services, Inc.

Form 10-K

For Fiscal Year Ending December 31, 2008

EXHIBIT INDEX

Exhibits marked with an (a) were filed with the Form 10-K filed with the Securities and Exchange Commission on March 15, 2006. Exhibits marked with a (b) were filed with the Form 8-K filed with the Securities and Exchange Commission on January 27, 2009.

Exhibit No.	Exhibit
(a) 3.1	Articles of Incorporation

(a) 3.2	Bylaws

(b) 3.3	Articles of Amendment to the Articles of Incorporation authorizing the Series A Preferred Shares

(b) 3.4	Articles of Amendment to the Articles of Incorporation authorizing the Series B Preferred Shares

(a) 4.1	Specimen Common Stock Certificate

(a) 4.2	Warrant Plan and Specimen Warrant Plan

(b) 4.3	Form of Certificate for Series A Preferred Stock

(b) 4.4	Form of Certificate for Series B Preferred Stock

(a) 10.1	Employment Agreement with Jon M. Kurtz

(a) 10.2	Lease for Main Office

(b) 10.3	Letter Agreement, dated January 23, 2009 between AFSI and the United States Department of the Treasury

(b) 10.4	Form of Waiver

(b) 10.5	Form of Compliance Agreement

(b) 10.6	Securities Purchase Agreement – Standard Terms between the Company and the United States Department of the Treasury

13.1	Financial Statements

(a) 14.1	Code of Ethics

(a) 21.1	Schedule of Subsidiaries

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.