Form 10-Q
period 2009-03-31
Alarion Financial Services Inc
filed 2009-05-15
CIK 1353174

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common stock, par value $.01 per share	2,653,208 shares outstanding at May 13, 2009

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

($ in thousands, except per share amounts)

	At March 31, 2009	At December 31, 2008
	(unaudited)
Assets

Cash and due from banks	$2,899	1,666
Interest-earning time deposits in banks	599	2,097
Interest-earning deposits and federal funds sold	8,955	5,708

Cash and cash equivalents	12,453	9,471

Interest-earning time deposits in banks	21,194	12,410
Securities available for sale	18,720	13,123
Loans, net of allowance for loan losses of $2,457 and $2,714	212,285	205,307
Accrued interest receivable	712	731
Premises and equipment, net	13,561	13,604
Other real estate owned	929	651
Federal Home Loan Bank stock, at cost	1,454	1,356
Deferred income taxes	1,120	1,103
Other assets	974	883

Total assets	$283,402	258,639

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing demand deposits	19,136	15,161
NOW, money-market and savings deposits	56,041	43,109
Time deposits < $100,000	98,757	94,547
Time deposits > = $100,000	50,070	50,097

Total deposits	224,004	202,914

Federal Home Loan Bank advances	21,000	22,000
Other borrowings	5,781	7,584
Accrued interest payable	1,082	1,118
Accrued expenses and other liabilities	490	387

Total liabilities	252,357	234,003

Stockholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized
Preferred stock, series A, $.01 par value; $1,000 liquidation value; 6,514 shares outstanding in 2009	—	—
Preferred stock, series B, $.01 par value; $1,000 liquidation value; 326 shares outstanding in 2009	—	—
Additional paid-in capital, preferred	6,840	—
Preferred stock discount	(313)	—
Common stock, $.01 par value; 4,000,000 shares authorized, 2,653,208 shares issued and outstanding in 2009 and 2008	27	27
Additional paid-in capital, common	26,647	26,613
Accumulated deficit	(2,289)	(2,142)
Accumulated other comprehensive income	133	138

Total stockholders’ equity	31,045	24,636

Total liabilities and stockholders’ equity	$283,402	258,639

See accompanying Notes to Condensed Consolidated Financial Statements.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

($ in thousands, except per share amounts)

	Three Months Ended March 31,
	2009	2008
Interest income:
Loans	$3,040	2,880
Securities	133	235
Other	139	88

Total interest income	3,312	3,203

Interest expense:
Deposits	1,635	1,726
Borrowings	203	150

Total interest expense	1,838	1,876

Net interest income	1,474	1,327

Provision for loan losses	94	185

Net interest income after provision for loan losses	1,380	1,142

Noninterest income:
Deposit account fees	91	71
Loan brokerage fees	197	216
Other	15	12

Total noninterest income	303	299

Noninterest expense:
Salaries and employee benefits	931	806
Occupancy and equipment	262	184
Data processing	136	104
Professional services	81	40
Advertising and promotion	34	44
Office supplies and printing	30	34
Other	289	228

Total noninterest expense	1,763	1,440

(Loss) earnings before income tax (benefit) expense	(80)	1

Income tax (benefit) expense	(14)	8

Net loss	(66)	(7)

Preferred stock dividend requirements and accretion of preferred stock to par	81	—

Net loss available to common shareholders	$(147)	(7)

Loss per common share – basic	$(0.06)	—

Loss per common share – diluted	$(0.06)	—

Weighted-average number of common shares outstanding, basic	2,653,208	2,504,726

Weighted-average number of common shares outstanding, diluted	2,653,208	2,504,726

Dividends per share	$—	—

See accompanying Notes to Condensed Consolidated Financial Statements.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

Three Months Ended March 31, 2009 and 2008

($ in thousands)

	Preferred Stock						Common Stock			Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Series A		Series B		Additional Paid-in Capital	Discount	Shares	Amount	Additional Paid-In Capital
	Shares	Amount	Shares	Amount
Balance at December 31, 2007	—	$—	—	$—	—	—	2,183,485	$22	21,856	(1,657)	30	20,251

Comprehensive income:
Net loss (unaudited)	—	—	—	—	—	—	—	—	—	(7)	—	(7)

Net change in unrealized gain on securities available for sale, net of taxes of $25 (unaudited)	—	—	—	—	—	—	—	—	—	—	42	42

Comprehensive income (unaudited)												35

Common stock options exercised (unaudited)	—	—	—	—	—	—	17,486	—	175	—	—	175

Common stock warrants exercised (unaudited)	—	—	—	—	—	—	452,237	5	4,522	—	—	4,527

Balance at March 31, 2008 (unaudited)	—	$—	—	$—	—	—	2,653,208	$27	26,553	(1,664)	72	24,988

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited), Continued

Three Months Ended March 31, 2009 and 2008

($ in thousands)

	Preferred Stock						Common Stock			Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Series A		Series B		Additional Paid-in Capital	Discount	Shares	Amount	Additional Paid-In Capital
	Shares	Amount	Shares	Amount
Balance at December 31, 2008	—	$—	—	$—	—	—	2,653,208	$27	26,613	(2,142)	138	24,636

Comprehensive loss:
Net loss (unaudited)	—	—	—	—	—	—	—	—	—	(66)	—	(66)

Net change in unrealized gain on securities available for sale, net of taxes of $(3) (unaudited)	—	—	—	—	—	—	—	—	—	—	(5)	(5)

Comprehensive loss (unaudited)												(71)

Share-based compensation (unaudited)	—	—	—	—	—	—	—	—	34	—	—	34

Proceeds from issuance of 6,514 shares of Series A preferred stock to U.S. Treasury (unaudited)	6,514	—	—	—	6,514	—	—	—	—	—	—	6,514

Preferred stock warrants exercised by U.S. Treasury (unaudited)	—	—	326	—	326	(326)	—	—	—	—	—	—

Preferred stock dividend requirements and Series B preferred stock accretion (unaudited)	—	—	—	—	—	13	—	—	—	(81)	—	(68)

Balance at March 31, 2009 (unaudited)	6,514	$—	326	$—	6,840	(313)	2,653,208	$27	26,647	(2,289)	133	31,045

See accompanying Notes to Condensed Consolidated Financial Statements.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(66)	(7)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	94	185
Share-based compensation	34	—
Depreciation and amortization	156	92
Deferred income tax (benefit) expense	(14)	8
Net amortization of deferred loan fees and costs	8	42
Net (decrease) increase in accrued interest payable	(36)	86
Net decrease in accrued interest receivable	19	179
Net increase in other assets	(91)	(69)
Net increase in accrued expenses and other liabilities	103	92

Net cash provided by operating activities	207	608

Cash flows from investing activities:
Proceeds from principal repayments and maturities on securities available for sale	3,706	7,272
Purchase of securities available for sale	(9,311)	(1,995)
Net increase in time deposits	(8,784)	(2,968)
Loan disbursements, net of repayments	(7,409)	(16,855)
Purchase of premises and equipment	(113)	(1,266)
Proceeds from sale of other real estate owned	51	—
Purchase of Federal Home Loan Bank stock	(98)	(385)

Net cash used in investing activities	(21,958)	(16,197)

Cash flows from financing activities:
Net increase in deposits	21,090	9,366
Net decrease in other borrowings	(1,803)	(988)
Net (decrease) increase in advances from Federal Home Loan Bank	(1,000)	6,000
Proceeds from common stock options and warrants exercised	—	4,702
Proceeds from preferred stock issued	6,514	—
Preferred stock dividend requirements and series B stock accretion	(68)	—

Net cash provided by financing activities	24,733	19,080

Net increase in cash and cash equivalents	2,982	3,491

Cash and cash equivalents at beginning of period	9,471	3,638

Cash and cash equivalents at end of period	$12,453	7,129

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest of $0 and $48	$1,874	1,838

Income taxes	$—	—

Noncash transactions:
Accumulated other comprehensive income, net change in unrealized gain on securities available for sale, net of taxes	$(5)	42

Transfer of loans to other real estate owned	$329

See accompanying Notes to Condensed Consolidated Financial Statements.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation. In the opinion of the management of Alarion Financial Services, Inc. (the “Holding Company”), the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position at March 31, 2009 and the results of operations and cash flows for the three-month periods ended March 31, 2009 and 2008. The results of operations for the three-month period ended March 31, 2009, are not necessarily indicative of results that may be expected for the year ending December 31, 2009.

The Holding Company owns 100% of the common stock of Alarion Bank (the “Bank”) and North Central Florida Developers Corporation (“NCFDC”) (together the “Company”). The Holding Company’s primary activity is the operation of the Bank and NCFDC. The Bank is a state (Florida)-chartered commercial bank. The Bank offers a variety of banking and financial services to individual and corporate customers through its six banking offices located in Ocala and Gainesville, Florida. The deposit accounts of the Bank are insured up to the applicable limits by the Federal Deposit Insurance Corporation. NCFDC holds loans or assets that might require a longer term hold to realize full economic value.

2.	Loans. The components of loans are summarized as follows (in thousands):

	At March 31, 2009	At December 31, 2008
Commercial real estate	$109,024	102,788
Residential real estate and home equity	38,638	36,801
Construction	44,984	45,569
Commercial	18,857	19,635
Consumer	2,928	2,928

Total loans	214,431	207,721

Add/Deduct: Allowance for loan losses	(2,457)	(2,714)
Deferred loan costs, net	311	300

Loans, net	$212,285	205,307

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3.	Loan Impairment and Loan Losses. An analysis of the change in the allowance for loan losses follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Balance at January 1	$2,714	2,046
Provision for loan losses	94	185
Charge-offs	(351)	—

Balance at March 31	$2,457	2,231

The following is a summary of information regarding nonaccrual and impaired loans (in thousands):

	At March 31, 2009	At December 31, 2008
Nonaccrual loans	$878	1,497

Accruing loans past due ninety days or more	$—	—

Gross impaired loans with no related allowance for losses	545	644
Gross impaired loans with related allowance for losses	1,353	2,964
Less: Allowance on these loans	(586)	(588)

Net investment in impaired loans	$1,312	3,020

	Three Months Ended March 31,
	2009	2008
Interest income recognized on impaired loans	$—	—

Interest income received on impaired loans	$—	—

Average net recorded investment in impaired loans	$1,656	526

4.	Loss Per Share. Basic loss per share has been computed on the basis of the weighted-average number of shares of common stock outstanding during the periods, which was 2,653,208 shares and 2,504,726 shares during the three-month periods ended March 31, 2009 and 2008, respectively. All outstanding warrants and stock options are not dilutive due to the net losses of the Company.

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.	Share Based Compensation. The Company follows the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (R), Share-Based Payment (“SFAS 123 (R)”), using the modified-prospective-transition method. Under the transition method, compensation cost recognized includes: (a) compensation cost for all share-base payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value calculated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123 (R). Prior to December 31, 2005, the Company was not considered a public company as defined in SFAS 123 and used the minimum value method to determine stock based compensation. Therefore, the stock options granted in 2005 that vested subsequent to December 31, 2005 are not required to be expensed by the Company upon implementation of SFAS 123(R). The Company recognizes stock-based compensation for all subsequent options granted in salaries and employee benefits in the accompanying consolidated statements of operations on a straight-line basis over the vesting period.

The Company adopted a stock option plan for its employees and directors (the “Plan”). Fifteen percent of the total amount of common shares outstanding, up to 450,000 shares (currently 397,981 shares), have been reserved under the Plan. Stock options are granted at an exercise price equal to or greater than the fair market value of the common stock on the date of grant. Options granted to directors vest immediately and for employees, the options primarily vest over two years starting with the date of grant and ending on the second anniversary thereof. At March 31, 2009, there were 88,128 options available for future grants under the Plan. A summary of stock option transactions under the Plan for the three-month period ended March 31, 2009, follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2008	261,970	$10.14
Options forfeited	(233)	10.50
Options granted	24,600	10.00

Options outstanding at March 31, 2009	286,337	$10.14	7.44 years	$—

Options exercisable at March 31, 2009	232,069	$10.11	7.28 years	$—

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.	Share Based Compensation, Continued. The fair value of each option granted for the three-month period ended March 31, 2009 and 2008 are estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2009	2008
Risk-free interest rate	1.46%	4.04%
Dividend yield	—%	—%
Expected stock volatility	10.00%	6.92%
Expected life in years	5.50	5.50
Per share grant-date fair value of options issued during the period	$1.29	2.02

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

There were no options exercised during the three month period ended March 31, 2009. There were 17,486 options exercised during the three month period ended March 31, 2008. There was no intrinsic value or tax benefit related to these options exercised. At March 31, 2009, there was approximately $53,000 of total unrecognized compensation expense related to the nonvested share-based compensation arrangement granted under the plan. The cost is expected to be recognized over a weighted-average period of twenty months. The total fair value of shares vesting and recognized as compensation was approximately $34,000 for the three month period ended March 31, 2009. There was no compensation expense recognized related to share based compensation during the three month period ended March 31, 2008.

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

6.	Fair Value Measurements. Our listing of financial assets subject to fair value measurements on a recurring basis are as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
	Fair Value as of March 31, 2009	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities	$18,720	—	18,720	—

Assets measured at fair value on a nonrecurring basis are summarized below (in thousands):

	Net Carrying Value at March 31, 2009				Total Losses	Total Losses Recorded In Operations For the Period Ended March 31, 2009
	Total	Level 1	Level 2	Level 3
Impaired loans	$767	—	—	767	586	438

Other real estate owned	$929	—	—	929	—	—

Loans with a carrying value of $545,000 at March 31, 2009 were measured for impairment using Level 3 inputs and had a fair value in excess of carrying value.

7.	Subsequent Event. On May 1, 2009, the Office of the Comptroller of Currency closed Silverton Bank, N.A. The FDIC was appointed as the receiver and the bank is now operating as Silverton Bridge Bank, National Association. The Company had previously purchased a total of 200 shares of common stock of Silverton Financial Services, Inc., for a total investment of $625,296. The total investment will be written off during the second quarter of 2009, less any residual value that may be determined.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company’s independent registered public accounting firm, has made a limited review of the financial data as of March 31, 2009 and for the three-month periods ended March 31, 2009 and 2008 presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board (United States).

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

Alarion Financial Services, Inc.

Ocala, Florida:

We have reviewed the accompanying condensed consolidated balance sheet of Alarion Financial Services, Inc. and Subsidiaries (the “Company”) as of March 31, 2009, and the related condensed consolidated statements of operations, changes in stockholders’ equity and cash flows for the three-month periods ended March 31, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2008, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated March 23, 2009, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2008, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Hacker, Johnson & Smith PA

HACKER, JOHNSON & SMITH PA
Tampa, Florida
May 13, 2009

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis

General

Alarion Financial Services, Inc. (the “Holding Company”) owns 100% of the common stock of Alarion Bank (the “Bank”) and North Central Florida Developers Corporation (collectively the “Company”). The Holding Company’s primary activity is the operation of the Bank and North Central Florida Developers Corporation. The Bank is a state (Florida)-chartered commercial bank. The Company offers a variety of banking and financial services to individual and corporate customers through its six banking offices located in Ocala and Gainesville, Florida. North Central Florida Developers Corporation holds loans or assets that might require a longer term hold to realize full economic value.

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

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

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

The following table summarizes the Bank’s contractual obligations, including certain on-balance sheet and off-balance sheet obligations, at March 31, 2009 (in thousands):

Total
Contractual Obligations
Time deposit maturities	$148,827
Advances from Federal Home Loan Bank	21,000
Other borrowings	5,781
Commitments to extend credit	6,068
Unused lines of credit	29,173
Standby letters of credit	632

Total	$211,481

Management believes that the Bank has adequate resources to fund all its commitments, that a majority of all of its existing commitments will be funded within 12 months and, if so desired, that the Bank can adjust the rates and terms on time deposits and other deposit accounts to retain or obtain new deposits in a changing interest rate environment.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. If such minimum amounts and percentages are met, the Bank is considered “adequately capitalized.” If the actual amounts exceed the requirements of “adequately capitalized,” and meet even more stringent minimum standards, they are considered “well capitalized.” Management believes as of March 31, 2009, the Bank meets the capital requirements for a “well capitalized” financial institution.

The table below shows the total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios of the Bank at March 31, 2009 and December 31, 2008, and the minimum required amounts and percentages ($ in thousands).

	Actual		For Capital Adequacy Purposes		For Well Capitalized Purposes
	Amount	Percent	Amount	Percent	Amount	Percent
As of March 31, 2009:
Total capital (to Risk-Weighted Assets)	$27,581	11.95%	$18,464	8.00%	$23,080	10.00%
Tier I Capital (to Risk-Weighted Assets)	25,124	10.89	9,228	4.00	13,842	6.00
Tier I Capital (to Average Assets)	25,124	9.37	10,725	4.00	13,407	5.00

As of December 31, 2008:
Total capital (to Risk-Weighted Assets)	23,852	10.74	17,767	8.00	22,209	10.00
Tier I Capital (to Risk-Weighted Assets)	21,138	9.52	8,882	4.00	13,322	6.00
Tier I Capital (to Average Assets)	21,138	8.37	10,102	4.00	12,627	5.00

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Results of Operations

The following table shows selected ratios for the periods ended or at the dates indicated:

	Three Months Ended March 31, 2009	Year Ended December 31, 2008	Three Months Ended March 31, 2008
Average equity as a percentage of average assets	10.89%	10.49%	10.39%

Total equity to total assets at end of period	10.95%	9.53%	11.22%

Return on average assets (1)	(.10)%	(.21)%	(.01)%

Return on average equity (1)	(.91)%	(1.99)%	(.13)%

Noninterest expense to average assets (1)	2.66%	2.71%	2.70%

Nonperforming loans to total loans at end of period (2)	.41%	.72%	.41%

(1)	Annualized for the three months ended March 31, 2009 and 2008.
(2)	Nonperforming loans consist of nonaccrual loans and accruing loans contractually past due ninety days or more.

Changes in Financial Condition

Total assets increased $24 million or 10%, from $259 million at December 31, 2008 to $283 million at March 31, 2009, primarily as a result of a $7 million increase in net loans, a $3 million increase in cash and cash equivalents, an $8 million increase in interest bearing time deposits in banks, and a $6 million increase in securities. Deposits increased $21 million from $203 million at December 31, 2008 to $224 million at March 31, 2009 and Federal Home Loan Bank advances decreased $1 million.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

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

	Three Months Ended March 31,
	2009			2008
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	($ in thousands)
Interest-earning assets:
Loans	$209,249	3,040	5.89%	$171,888	2,880	6.72%
Securities	13,607	133	3.96	17,504	235	5.39
Other (1)	26,470	139	2.13	11,345	88	3.11

Total interest-earning assets	249,326	3,312	5.39	200,737	3,203	6.40

Noninterest-earning assets	19,876			12,474

Total assets	$269,202			$213,211

Interest-bearing liabilities:
Deposits	196,022	1,635	3.38	155,216	1,726	4.46
Federal Home Loan Bank advances and other borrowings	26,982	203	3.05	20,166	198	3.93

Total interest-bearing liabilities	223,004	1,838	3.34	175,382	1,924	4.40

Capitalized interest		—			(48)

Net interest expense		1,838			1,876

Noninterest-bearing deposits	16,650			14,108
Noninterest-bearing liabilities	221			1,562
Stockholders’ equity	29,327			22,159

Total liabilities and stockholders’ equity	$269,202			$213,211

Net interest income		$1,474			$1,327

Interest-rate spread			2.04%			2.00%

Net interest margin (2)			2.40%			2.65%

Ratio of interest-earning assets to interest-bearing liabilities	1.12			1.14

(1)	Includes interest-earning deposits, federal funds sold and Federal Home Loan Bank stock.
(2)	Net interest margin is annualized net interest income divided by average interest-earning assets.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Comparison of the Three-Month Periods Ended March 31, 2009 and 2008

General Operating Results. Net loss for the three-month period ended March 31, 2009 was $66,000, or $(.06) per basic and diluted common share, compared to a net loss of $7,000, or $(.00) per basic and diluted common share, for the comparable period in 2008. The $59,000 increase in net loss resulted primarily from a $323,000 increase in noninterest expense, partially offset by a $147,000 increase in net interest income, a $4,000 increase in noninterest income, and a $91,000 decrease in provision for loan losses.

Interest Income. Interest income increased $109,000 to $3.3 million for the three-month period ended March 31, 2009, when compared to the three-month period ended March 31, 2008. The increase was due to a $48.5 million increase in average interest-earning assets outstanding for the three months ended March 31, 2009 compared to the 2008 period, partially offset by a decrease in the average yield earned on interest-earning assets from 6.40% for the three months ended March 31, 2008 to 5.39% for the three months ended March 31, 2009.

Interest Expense. Interest expense decreased $38,000 for the three-month period ended March 31, 2009 when compared to the comparable 2008 period. The decrease was primarily due to decrease in the average cost of interest-bearing liabilities from 4.40% for the three months ended March 31, 2008 to 3.34% for the comparable 2009 period, partially offset by a $47.6 million increase in average interest bearing liabilities. Average interest-bearing liabilities increased from $175.4 million outstanding during the three months ended March 31, 2008 to $223.0 million outstanding during the comparable period for 2009.

Provision for Loan Losses. The provision for loan losses is charged to operations to increase the total loan loss allowance to a level deemed appropriate by management. The provision is based upon the volume and type of lending conducted by the Company, industry standards, general economic conditions, particularly as they relate to the Company’s market area, and other factors related to the collectibility of the Company’s loan portfolio. The Company recorded provisions for loan losses for the three-month periods ended March 31, 2009 and 2008 of $94,000 and $185,000, respectively. Management believes that the allowance for loan losses, which was $2.5 million or 1.14% of gross loans at March 31, 2009 is adequate.

Noninterest Income. Noninterest income increased $4,000 during the 2009 period. The increase was primarily due to a $20,000 increase in deposit account fees when compared to the three-month period ended March 31, 2008.

Noninterest Expense. Noninterest expense increased by $323,000 from $1.4 million for the three-month period ended March 31, 2008 to $1.8 million for the three-month period ended March 31, 2009. The increase was primarily due to increases of $125,000 in salaries and employee benefits, $78,000 in occupancy and equipment expense, $32,000 in data processing expense, and $61,000 in other noninterest expense, all related to the overall growth of the Company.

Income Taxes. The income tax expense was $8,000 for the three-month period ended March 31, 2008. The income tax benefit was $14,000 for the corresponding period in 2009.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

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

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

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

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: May 13, 2009

Alarion Financial Services, Inc.

By:	/s/ Jon M. Kurtz
Name:	Jon M. Kurtz, President and Principal Executive Officer

By:	/s/ Matthew Ivers
Name:	Matthew Ivers, Senior Vice President and Principal Financial and Accounting Officer