Form 10-Q
period 2009-06-30
Alarion Financial Services Inc
filed 2009-08-14
CIK 1353174

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common stock, par value $.01 per share	2,653,208 shares outstanding at August 11, 2009

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

($ in thousands, except per share amounts)

	At June 30, 2009	At December 31, 2008
	(unaudited)
Assets
Cash and due from banks	$4,357	1,666
Interest-earning time deposits in banks	—	2,097
Interest-earning deposits and federal funds sold	3,733	5,708

Cash and cash equivalents	8,090	9,471
Interest-earning time deposits in banks	20,872	12,410
Securities available for sale	22,168	13,123
Loans, net of allowance for loan losses of $2,686 and $2,714	226,972	205,307
Accrued interest receivable	826	731
Premises and equipment, net	13,482	13,604
Other real estate owned	1,630	651
Federal Home Loan Bank stock, at cost	1,431	1,356
Deferred income taxes	1,423	1,103
Other assets	342	883

Total assets	$297,236	258,639

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing demand deposits	18,876	15,161
NOW, money-market and savings deposits	59,736	43,109
Time deposits < $100,000	107,551	94,547
Time deposits > = $100,000	47,808	50,097

Total deposits	233,971	202,914

Federal Home Loan Bank advances	21,000	22,000
Other borrowings	9,524	7,584
Accrued interest payable	1,033	1,118
Accrued expenses and other liabilities	1,283	387

Total liabilities	266,811	234,003

Stockholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized
Preferred stock, series A, $.01 par value; $1,000 liquidation value; 6,514 shares outstanding in 2009	—	—
Preferred stock, series B, $.01 par value; $1,000 liquidation value; 326 shares outstanding in 2009	—	—
Additional paid-in capital, preferred	6,840	—
Preferred stock discount	(297)	—
Common stock, $.01 par value; 4,000,000 shares authorized, 2,653,208 shares issued and outstanding in 2009 and 2008	27	27
Additional paid-in capital, common	26,657	26,613
Accumulated deficit	(2,866)	(2,142)
Accumulated other comprehensive income	64	138

Total stockholders’ equity	30,425	24,636

Total liabilities and stockholders’ equity	$297,236	258,639

See accompanying Notes to Condensed Consolidated Financial Statements.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

($ in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Interest income:
Loans	$3,225	2,835	6,264	5,714
Securities	197	187	330	423
Other	155	89	295	178

Total interest income	3,577	3,111	6,889	6,315

Interest expense:
Deposits	1,603	1,620	3,238	3,346
Borrowings	207	157	410	307

Total interest expense	1,810	1,777	3,648	3,653

Net interest income	1,767	1,334	3,241	2,662

Provision for loan losses	293	56	387	242

Net interest income after provision for loan losses	1,474	1,278	2,854	2,420

Noninterest income:
Deposit account fees	91	85	182	156
Loan brokerage fees	210	214	408	430
Other	6	(2)	20	10

Total noninterest income	307	297	610	596

Noninterest expense:
Salaries and employee benefits	887	820	1,818	1,627
Occupancy and equipment	271	190	533	374
Data processing	144	121	280	225
Professional services	81	65	162	105
Advertising and promotion	29	44	62	87
Office supplies and printing	32	27	62	61
Impairment of Silverton Bank stock	625	—	625	—
Other	447	227	737	455

Total noninterest expense	2,516	1,494	4,279	2,934

(Loss) earnings before income tax (benefit) expense	(735)	81	(815)	82

Income tax (benefit) expense	(262)	34	(276)	42

Net (loss) earnings	(473)	47	(539)	40

Preferred stock dividend requirements and accretion of preferred stock to par	105	—	185	—

Net (loss) earnings available to common shareholders	$(578)	47	(724)	40

(Loss) earnings per common share – basic	$(0.22)	0.02	(0.27)	0.02

(Loss) earnings per common share – diluted	$(0.22)	0.02	(0.27)	0.02

Weighted-average number of common shares outstanding, basic	2,653,208	2,653,208	2,653,208	2,578,967

Weighted-average number of common shares outstanding, diluted	2,653,208	2,653,208	2,653,208	2,578,967

Dividends per common share	$—	—	—	—

See accompanying Notes to Condensed Consolidated Financial Statements.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

Six Months Ended June 30, 2009 and 2008

($ in thousands)

	Preferred Stock						Common Stock				Accumulated
	Series A		Series B		Additional Paid-in				Additional Paid-In	Accumulated	Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Discount	Shares	Amount	Capital	Deficit	Income	Equity

Balance at December 31, 2007	—	$—	—	$—	—	—	2,183,485	$22	21,856	(1,657)	30	20,251

Comprehensive loss:
Net earnings (unaudited)	—	—	—	—	—	—	—	—	—	40	—	40

Net change in unrealized gain on securities available for sale, net of taxes of $(73) (unaudited)	—	—	—	—	—	—	—	—	—	—	(122)	(122)

Comprehensive loss (unaudited)												(82)

Share-based compensation (unaudited)	—	—	—	—	—	—	—	—	8	—	—	8

Common stock options and warrants exercised (unaudited)	—	—	—	—	—	—	469,723	5	4,692	—	—	4,697

Balance at June 30, 2008 (unaudited)	—	$—	—	$—	—	—	2,653,208	$27	26,556	(1,617)	(92)	24,874

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited), Continued

Six Months Ended June 30, 2009 and 2008

($ in thousands)

	Preferred Stock						Common Stock				Accumulated
	Series A		Series B		Additional Paid-in				Additional Paid-In	Accumulated	Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Discount	Shares	Amount	Capital	Deficit	Income	Equity

Balance at December 31, 2008	—	$—	—	$—	—	—	2,653,208	$27	26,613	(2,142)	138	24,636

Comprehensive loss:
Net loss (unaudited)	—	—	—	—	—	—	—	—	—	(539)	—	(539)

Net change in unrealized gain on securities available for sale, net of taxes of $(44) (unaudited)	—	—	—	—	—	—	—	—	—	—	(74)	(74)

Comprehensive loss (unaudited)												(613)

Share-based compensation (unaudited)	—	—	—	—	—	—	—	—	44	—	—	44

Proceeds from issuance of 6,514 shares of Series A preferred stock to U.S. Treasury (unaudited)	6,514	—	—	—	6,514	—	—	—	—	—	—	6,514

Preferred stock warrants exercised by U.S. Treasury (unaudited)	—	—	326	—	326	(326)	—	—	—	—	—	—

Preferred stock dividend requirements and Series B preferred stock accretion (unaudited)	—	—	—	—	—	29	—	—	—	(185)	—	(156)

Balance at June 30, 2009 (unaudited)	6,514	$—	326	$—	6,840	(297)	2,653,208	$27	26,657	(2,866)	64	30,425

See accompanying Notes to Condensed Consolidated Financial Statements.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net (loss) earnings	$(539)	40
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Provision for loan losses	387	242
Share-based compensation	44	8
Depreciation and amortization	311	195
Deferred income tax (benefit) expense	(276)	44
Net amortization of deferred loan fees and costs	21	77
Net (decrease) increase in accrued interest payable	(85)	197
Net (increase) decrease in accrued interest receivable	(95)	230
Net (increase) in other assets	(84)	(27)
Impairment of Silverton Bank stock	625	—
Net increase in accrued expenses and other liabilities	896	496

Net cash provided by operating activities	1,205	1,502

Cash flows from investing activities:
Proceeds from principal repayments and maturities on securities available for sale	5,217	11,595
Purchase of securities available for sale	(14,380)	(2,998)
Net increase in time deposits	(8,462)	(915)
Loan disbursements, net of repayments	(23,103)	(20,465)
Purchase of premises and equipment	(189)	(2,877)
Proceeds from sale of other real estate owned	51	—
Proceeds from sale of premises and equipment	—	446
Purchase of Federal Home Loan Bank stock	(75)	(385)

Net cash used in investing activities	(40,941)	(15,599)

Cash flows from financing activities:
Net increase in deposits	31,057	13,078
Net (decrease) increase in advances from Federal Home Loan Bank	(1,000)	6,000
Net increase in other borrowings	1,940	1,255
Proceeds from common stock options and warrants exercised	—	4,697
Proceeds from preferred stock issued	6,514	—
Preferred stock dividend requirements and Series B stock accretion	(156)	—

Net cash provided by financing activities	38,355	25,030

Net (decrease) increase in cash and cash equivalents	(1,381)	10,933

Cash and cash equivalents at beginning of period	9,471	3,638

Cash and cash equivalents at end of period	$8,090	14,571

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest of $99 in 2008	$3,733	3,456

Income taxes	$—	—

Noncash transactions:
Accumulated other comprehensive income, net change in unrealized gain on securities available for sale, net of taxes	$(74)	(122)

Transfer of loans to other real estate owned	$1,030	—

See accompanying Notes to Condensed Consolidated Financial Statements.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation. In the opinion of the management of Alarion Financial Services, Inc. (the “Holding Company”), the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position at June 30, 2009 and the results of operations for the three- and six-month periods ended June 30, 2009 and 2008 and cash flows for the six-month periods ended June 30, 2009 and 2008. The results of operations for the three- and six-month periods ended June 30, 2009, are not necessarily indicative of results that may be expected for the year ending December 31, 2009.

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

2. Loans. The components of loans are summarized as follows (in thousands):

	At June 30, 2009	At December 31, 2008

Commercial real estate	$113,025	102,788
Residential real estate and home equity	46,892	36,801
Construction	45,288	45,569
Commercial	20,935	19,635
Consumer	3,172	2,928

Total loans	229,312	207,721

Add/Deduct: Allowance for loan losses	(2,686)	(2,714)
Deferred loan costs, net	346	300

Loans, net	$226,972	205,307

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3. Loan Impairment and Loan Losses. An analysis of the change in the allowance for loan losses follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Beginning balance	$2,457	2,232	2,714	2,046
Provision for loan losses	293	56	387	242
Charge-offs	(64)	—	(415)	—

Ending balance	$2,686	2,288	2,686	2,288

The following is a summary of information regarding nonaccrual and impaired loans (in thousands):

			At June 30, 2009	At December 31, 2008
Nonaccrual loans			$384	1,497

Accruing loans past due ninety days or more			$—	—

Gross impaired loans with no related allowance for losses			3,108	644
Gross impaired loans with related allowance for losses			1,801	2,964
Less: Allowance on these loans			(590)	(588)

Net investment in impaired loans			$4,319	3,020

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Interest income recognized on impaired loans	$—	—	—	—

Interest income received on impaired loans	$—	—	—	—

Average net recorded investment in impaired loans	$3,027	373	3,176	450

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

4. (Loss) Earnings Per Common Share. (Loss) earnings per share (“EPS”) of common stock has been computed on the basis of the weighted-average number of shares of common stock outstanding. Outstanding stock options and warrants are not considered dilutive securities for the three- and six-month periods ended June 30, 2009 due to the net loss incurred by the Company. Outstanding stock options and warrants are considered dilutive securities for the three- and six-month periods ended June 30, 2008 for the purposes of calculating diluted EPS, which is computed using the treasury stock method. The following table represents the calculations of the weighted-average number of shares for EPS (in thousands, except per share amounts):

	2009			2008
	Loss	Weighted- Average Shares	Per Share Amount	Earnings	Weighted- Average Shares	Per Share Amount
Three Months Ended June 30:
Basic EPS:
Net (loss) earnings available to common stockholders	$(578)	2,653	$(0.22)	$47	2,653	$0.02

Effect of dilutive securities-
Incremental shares from assumed conversion of options and warrants		—			—

Diluted EPS:
Net (loss) earnings available to common stockholders and assumed conversions	$(578)	2,653	$(0.22)	$47	2,653	$0.02

Six Months Ended June 30:
Basic EPS:
Net (loss) earnings available to common stockholders	$(724)	2,653	$(0.27)	$40	2,579	$0.02

Effect of dilutive securities-
Incremental shares from assumed conversion of options and warrants		—			—

Diluted EPS:
Net (loss) earnings available to common stockholders and assumed conversions	$(724)	2,653	$(0.27)	$40	2,579	$0.02

For the three- and six-month periods ended June 30, 2008, the following options were excluded from the calculation of earnings per share due to the exercise price exceeding the average market price for the period.

Number of Outstanding Options	Exercise Price	Expiration Date
64,032	$10.50	2017
10,000	$10.50	2018

The remaining options outstanding had exercise prices equal to the average fair market value of the Company’s common stock during the three- and six-month periods ended June 30, 2008.

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

The Company adopted a stock option plan for its employees and directors (the “Plan”). Fifteen percent of the total amount of common shares outstanding, up to 450,000 shares (currently 397,981 shares), have been reserved under the Plan. Stock options are granted at an exercise price equal to or greater than the fair market value of the common stock on the date of grant. Options granted to directors vest immediately and for employees, the options primarily vest over two years starting with the date of grant and ending on the second anniversary thereof. At June 30, 2009, there were 89,263 options available for future grants under the Plan. A summary of stock option transactions under the Plan for the six-month period ended June 30, 2009, follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2008	261,970	$10.14
Options forfeited	(1,368)	10.21
Options granted	24,600	10.00

Options outstanding at June 30, 2009	285,202	$10.13	7.39 years	$—

Options exercisable at June 30, 2009	243,661	$10.11	7.14 years	$—

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5. Share Based Compensation, Continued. The fair values of each option granted for the three- and six-month periods ended June 30, 2009 and 2008 are estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Risk-free interest rate	1.46%	4.04%	1.46%	4.04-4.58%
Dividend yield	—%	—%	—%	—%
Expected stock volatility	10.00%	6.92%	10.00%	6.92%
Expected life in years	5.50	5.50	5.50	5.50
Per share grant-date fair value of options issued during the period	$1.29	2.02	1.29	2.02-2.22

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

There were no options exercised during the six-month period ended June 30, 2009. There were 17,486 options exercised during the six-month period ended June 30, 2008. There was no intrinsic value or tax benefit related to these options exercised. At June 30, 2009, there was approximately $36,000 of total unrecognized compensation expense related to the nonvested share-based compensation arrangement granted under the plan. The cost is expected to be recognized over a weighted-average period of eight months. The total fair value of shares vesting and recognized as compensation expense was approximately $44,000 for the six-month period ended June 30, 2009, and $8,000 for the same period in 2008.

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

6. Fair Value Measurements. Our listing of financial assets subject to fair value measurements on a recurring basis is as follows (in thousands):

		Fair Value Measurements at June 30, 2009 Using
	Fair Value as of June 30, 2009	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities	$22,168	—	22,168	—

Assets measured at fair value on a nonrecurring basis are summarized below (in thousands):

						Total Losses Recorded In Operations For the Period
	Net Carrying Value at June 30, 2009					Ended
	Total	Level 1	Level 2	Level 3	Total Losses	June 30, 2009
Impaired loans (1)	$1,211	—	—	1,211	590	120

Other real estate owned	$1,630	—	—	1,630	8	8

(1)	In addition, loans with a carrying value of $3,108 at June 30, 2009 were measured for impairment using Level 3 inputs and had a fair value in excess of carrying value.

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

7. Fair Value of Financial Instruments. The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	At June 30, 2009		At December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$8,090	8,090	9,471	9,471
Interest bearing time deposits in banks	20,872	20,872	12,410	12,410
Securities available for sale	22,168	22,168	13,123	13,123
Loans, net	226,972	229,327	205,307	206,369
Accrued interest receivable	826	826	731	731
Federal Home Loan Bank stock	1,431	1,431	1,356	1,356

Financial liabilities:
Deposits	233,971	238,624	202,914	204,654
Other borrowings	9,524	9,524	7,584	7,584
Federal Home Loan Bank advances	21,000	19,750	22,000	20,018
Accrued interest payable	1,033	1,033	1,118	1,118

Off-balance-sheet financial instruments	—	—	—	—

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company’s independent registered public accounting firm, has made a limited review of the financial data as of June 30, 2009, and for the three- and six-month periods ended June 30, 2009 and 2008 presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board (United States).

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

Alarion Financial Services, Inc.

Ocala, Florida:

We have reviewed the accompanying condensed consolidated balance sheet of Alarion Financial Services, Inc. and Subsidiaries (the “Company”) as of June 30, 2009, the related condensed consolidated statements of operations for the three- and six-month periods ended June 30, 2009 and 2008, and the related condensed consolidated statements of cash flows and changes in stockholders’ equity for the six-month periods ended June 30, 2009 and 2008. These interim condensed financial statements are the responsibility of the Company’s management.

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

August 11, 2009

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

The following table summarizes the Bank’s contractual obligations, including certain on-balance sheet and off-balance sheet obligations, at June 30, 2009 (in thousands):

Contractual Obligations	Total

Time deposit maturities	$155,359
Advances from Federal Home Loan Bank	21,000
Other borrowings	9,524
Commitments to extend credit	3,880
Unused lines of credit	24,220
Standby letters of credit	403

Total	$214,386

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. If such minimum amounts and percentages are met, the Bank is considered “adequately capitalized.” If the actual amounts exceed the requirements of “adequately capitalized,” and meet even more stringent minimum standards, they are considered “well capitalized.” Management believes as of June 30, 2009, the Bank meets the capital requirements for a “well capitalized” financial institution.

The table below shows the total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios of the Bank at June 30, 2009 and December 31, 2008, and the minimum required amounts and percentages ($ in thousands).

	Actual		For Capital Adequacy Purposes		For Well Capitalized Purposes
	Amount	Percent	Amount	Percent	Amount	Percent
As of June 30, 2009:
Total capital (to Risk-Weighted Assets)	$27,107	11.44%	$18,956	8.00%	$23,695	10.00%
Tier I Capital (to Risk-Weighted Assets)	24,421	10.31	9,475	4.00	14,212	6.00
Tier I Capital (to Average Assets)	24,421	8.44	11,574	4.00	14,467	5.00

As of December 31, 2008:
Total capital (to Risk-Weighted Assets)	23,852	10.74	17,767	8.00	22,209	10.00
Tier I Capital (to Risk-Weighted Assets)	21,138	9.52	8,882	4.00	13,322	6.00
Tier I Capital (to Average Assets)	21,138	8.37	10,102	4.00	12,627	5.00

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Results of Operations

The following table shows selected ratios for the periods ended or at the dates indicated:

	Six Months Ended June 30, 2009	Year Ended December 31, 2008	Six Months Ended June, 2008
Average equity as a percentage of average assets	10.69%	10.49%	10.65%

Total equity to total assets at end of period	10.24%	9.53%	10.86%

Return on average assets (1)	(.39)%	(.21)%	0.04%

Return on average equity (1)	(3.63)%	(1.99)%	0.34%

Noninterest expense to average assets (1)	3.08%	2.71%	2.68%

Nonperforming loans to total loans at end of period (2)	.17%	.72%	0.46%

(1)	Annualized for the six-months ended June 30, 2009 and 2008.
(2)	Nonperforming loans consist of nonaccrual loans and accruing loans contractually past due ninety days or more.

Changes in Financial Condition

Total assets increased $39 million or 15%, from $259 million at December 31, 2008 to $297 million at June 30, 2009, primarily as a result of a $22 million increase in net loans, an $8 million increase in interest bearing time deposits in banks, and a $9 million increase in securities. Deposits increased $31 million from $203 million at December 31, 2008 to $234 million at June 30, 2009 and Federal Home Loan Bank advances decreased $1 million.

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

	Three Months Ended June 30,
	2009			2008
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	($ in thousands)
Interest-earning assets:
Loans	$217,673	3,225	5.94%	$179,730	2,835	6.33%
Securities	20,777	197	3.80	13,305	187	5.64
Other (1)	29,513	155	2.11	16,018	89	2.23

Total interest-earning assets	267,963	3,577	5.35	209,053	3,111	5.97

Noninterest-earning assets	22,446			16,404

Total assets	$290,409			$225,457

Interest-bearing liabilities:
Deposits	210,599	1,603	3.05	161,309	1,620	4.03
Federal Home Loan Bank advances and other borrowings	29,551	207	2.81	23,646	209	3.53

Total interest-bearing liabilities	240,150	1,810	3.02	184,955	1,829	3.97

Capitalized interest		—			(52)

Net interest expense		1,810			1,777

Noninterest-bearing deposits	18,596			14,981
Noninterest-bearing liabilities	907			566
Stockholders’ equity	30,756			24,955

Total liabilities and stockholders’ equity	$290,409			$225,457

Net interest income		$1,767			$1,334

Interest-rate spread			2.33%			2.00%

Net interest margin (2)			2.64%			2.56%

Ratio of interest-earning assets to interest-bearing liabilities	1.12			1.13

(1)	Includes interest-earning deposits, federal funds sold, time deposits and Federal Home Loan Bank stock.
(2)	Net interest margin is annualized net interest income divided by average interest-earning assets.

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

	Six Months Ended June 30,
	2009			2008
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	($ in thousands)
Interest-earning assets:
Loans	$213,300	6,264	5.92%	$174,198	5,714	6.58%
Securities	17,212	330	3.87	15,404	423	5.51
Other (1)	24,737	295	2.40	13,682	178	2.61

Total interest-earning assets	255,249	6,889	5.44	203,284	6,315	6.23

Noninterest-earning assets	24,615			15,974

Total assets	$279,864			$219,258

Interest-bearing liabilities:
Deposits	203,326	3,238	3.21	158,246	3,346	4.24
Federal Home Loan Bank advances and other borrowings	28,274	410	2.92	21,906	406	3.72

Total interest-bearing liabilities	231,600	3,648	3.18	180,152	3,752	4.18

Capitalized interest		—			(99)

Net interest expense		3,648			3,653

Noninterest-bearing deposits	17,628			14,545
Noninterest-bearing liabilities	719			1,203
Stockholders’ equity	29,917			23,358

Total liabilities and stockholders’ equity	$279,864			$219,258

Net interest income		$3,241			$2,662

Interest-rate spread			2.27%			2.05%

Net interest margin (2)			2.56%			2.63%

Ratio of interest-earning assets to interest-bearing liabilities	1.10			1.13

(1)	Includes interest-earning deposits, federal funds sold, time deposits and Federal Home Loan Bank stock.
(2)	Net interest margin is annualized net interest income divided by average interest-earning assets.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Comparison of the Three-Month Periods Ended June 30, 2009 and 2008

General Operating Results. Net loss for the three-month period ended June 30, 2009 was $473,000, or $(0.22) per basic and diluted common share, compared to net earnings of $47,000, or $.02 per basic and diluted common share, for the comparable period in 2008. The $520,000 change resulted primarily from an increase in noninterest expense of $1.0 million and an increase of $237,000 in provision for loan losses, partially offset by a $10,000 increase in noninterest income, and a $433,000 increase in net interest income.

Interest Income. Interest income increased $466,000 to $3.6 million for the three-month period ended June 30, 2009, when compared to the three-month period ended June 30, 2008. The increase was due to a $58.9 million increase in average interest-earning assets outstanding for the three-months ended June 30, 2009 compared to the 2008 period, partially offset by a decrease in the average yield earned on interest-earning assets from 5.97% for the three-months ended June 30, 2008 to 5.35% for three-months ended June 30, 2009.

Interest Expense. Interest expense increased $33,000 for the three-month period ended June 30, 2009 compared to the three-month period ended June 30, 2008. The increase was primarily due to an increase of $55.2 million in average interest-bearing liabilities outstanding, partially offset by a decrease in the average cost of interest-bearing liabilities from 3.97% for the three-months ended June 30, 2008 to 3.02% for the comparable 2009 period. Average interest-bearing deposits increased from $161.3 million outstanding during the three-months ended June 30, 2008 to $210.6 million outstanding during the comparable period for 2009.

Provision for Loan Losses. The provision for loan losses is charged to operations to increase the total loan loss allowance to a level deemed appropriate by management. The provision is based upon the volume and type of lending conducted by the Company, industry standards, general economic conditions, particularly as they relate to the Company’s market area, and other factors related to the collectibility of the Company’s loan portfolio. The Company recorded provisions for loan losses for the three-month periods ended June 30, 2009 and 2008 of $293,000 and $56,000, respectively. Management believes that the allowance for loan losses, which was $2.7 million or 1.17% of gross loans at June 30, 2009 is adequate.

Noninterest Income. Noninterest income increased $10,000 during the 2009 period. The increase was primarily due to a $6,000 increase in deposit account fees, and a $8,000 increase in other noninterest income, partially offset by a $4,000 decrease in loan brokerage fees when compared to the three-month period ended June 30, 2008.

Noninterest Expense. Noninterest expense increased by $1.0 million from $1.5 million for the three-month period ended June 30, 2008 to $2.5 million for the three-month period ended June 30, 2009. The increase was primarily due to increases of $67,000 in salaries and employee benefits, $81,000 in occupancy and equipment expense, $23,000 in data processing expense, $625,000 for impairment of Silverton Bank stock, and $220,000 in other noninterest expense, all related to the overall growth of the Company.

Income Taxes. The income tax benefit was $262,000 for the three-month period ended June 30, 2009. The income tax expense was $34,000 for the corresponding period in 2008.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Comparison of the Six-Month Periods Ended June 30, 2009 and 2008

General Operating Results. Net loss for the six-month period ended June 30, 2009 was $539,000, or $(0.27) per basic and diluted common share, compared to net earnings of $40,000, or $.02 per basic and diluted common share, for the comparable period in 2008. The $579,000 change resulted primarily from an increase in noninterest expense of $1.3 million, and an increase of $145,000 in provision for loan losses, partially offset by a $14,000 increase in noninterest income, and a $579,000 increase in net interest income.

Interest Income. Interest income increased $574,000 to $6.9 million for the six-month period ended June 30, 2009, when compared to the six-month period ended June 30, 2008. The increase was due to a $52.0 million increase in average interest-earning assets outstanding for the six months ended June 30, 2009 compared to June 30, 2008, partially offset by a decrease in the average yield earned on interest-earning assets from 6.23% for the six months ended June 30, 2008, to 5.44% for the six months ended June 30, 2009.

Interest Expense. Interest expense decreased $5,000 for the six-month period ended June 30, 2009 compared to the six-month period ended June 30, 2008. The decrease was primarily due to a decrease in the average cost of interest-bearing liabilities from 4.18% for the six months ended June 30, 2008 to 3.18% partially offset by a $51.4 million increase in average interest-bearing liabilities outstanding for the comparable 2009 period. Average interest-bearing deposits increased from $158.2 million outstanding during the six months ended June 30, 2008 to $203.3 million outstanding during the comparable period for 2009.

Provision for Loan Losses. The provision for loan losses is charged to operations to increase the total loan loss allowance to a level deemed appropriate by management. The provision is based upon the volume and type of lending conducted by the Company, industry standards, general economic conditions, particularly as they relate to the Company’s market area, and other factors related to the collectibility of the Company’s loan portfolio. The Company recorded provisions for loan losses for the six-month periods ended June 30, 2009 and 2008 of $387,000 and $242,000, respectively. Management believes that the allowance for loan losses, which was $2.7 million or 1.17% of gross loans at June 30, 2009 is adequate.

Noninterest Income. Noninterest income increased $14,000 during the 2009 period. The increase was primarily due to a $26,000 increase in deposit account fees and a $10,000 increase in other noninterest income when compared to the six-month period ended June 30, 2008, partially offset by a $22,000 decrease in loan brokerage fees.

Noninterest Expense. Noninterest expense increased by $1.3 million from $2.9 million for the six-month period ended June 30, 2008 to $4.3 million for the six-month period ended June 30, 2009. The increase was primarily due to increases of $191,000 in salaries and employee benefits, $159,000 in occupancy and equipment expense, $55,000 in data processing expense, $625,000 for impairment of Silverton Bank Stock and $282,000 in other noninterest expense, all related to the overall growth of the Company.

Income Taxes. The income tax expense was $42,000 for the six-month period ended June 30, 2008 and the income tax benefit was $276,000 for the corresponding period in 2009.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Item 4.	Controls and Procedures

a.	Evaluation of disclosure controls and procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Principal Executive and Principal Financial officers of the Company concluded that the Company’s disclosure controls and procedures were adequate.

b.	Changes in internal controls. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Principal Executive and Principal Financial officers.

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending legal proceedings to which Alarion Financial Services, Inc. or its subsidiaries is a party or to which any of their property is subject.

Item 1.A.	Risk Factors

Not applicable

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Not applicable

Item 3.	Defaults upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders (“Annual Meeting”) of Alarion Financial Services, Inc. was held at the Gainesville Country Club, 7300 SW 35th Way, Gainesville, Florida on May 13, 2009, at 1:00 p.m. Eastern Time.

There were 2,653,208 outstanding shares entitled to be cast at the Annual Meeting, of which 1,326,605 represents a majority.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Item 4.	Submission of Matters to a Vote of Security Holders, Continued

At the Annual Meeting 1,448,921 shares were present in person or by proxy. The following is a summary and tabulation of the matters that were voted upon at the Annual Meeting:

PROPOSAL I. Election of the following directors, each for a one-year term:

	For	Withheld

Spencer R. Barrett	1,446,921	2,000
Carol R. Bosshardt	1,446,921	2,000
Gloria W. Fletcher	1,446,921	2,000
Michael P. Hill	1,446,921	2,000
Jon M. Kurtz	1,446,921	2,000
Ignacio L. Leon	1,446,921	2,000
Loralee W. Miller	1,446,921	2,000
Job E. White	1,446,921	2,000
Thomas W. Williams, Jr.	1,446,921	2,000

PROPOSAL II: Advisory vote on executive compensation:

For	Against	Abstain
1,337,621	64,050	47,250

PROPOSAL III: Ratification of the appointment of Hacker, Johnson & Smith PA as Alarion Bank’s independent auditor for the fiscal year ending December 31, 2009:

For	Against	Abstain
1,443,171	1,250	4,500

PROPOSAL IV. Adjournment of the Annual Meeting to solicit additional proxies in the event there are not sufficient votes to approve any one or more of the above Proposals:

For	Against	Abstain
1,415,621	10,500	22,800

Item 5.	Other Information

Not applicable

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Item 6.	Exhibits

Exhibits marked with an (a) were filed in the Holding Company’s Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on March 15, 2006. The Exhibits marked with a (b) were filed in the Holding Company’s Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2008. Exhibit (c) was filed in the Annual Report on Form 10-KSB/A filed with the Commission on July 17, 2006. The Exhibits marked with a (d) were filed in Form 8-K filed with the Commission on January 27, 2009.

Exhibit No.		Description of Exhibit
3.1	(a)	Articles of Incorporation

3.2	(a)	Bylaws

3.3	(d)	Articles of Amendment to the Articles of Incorporation authorizing the Series A Preferred Shares

3.3	(d)	Articles of Amendment to the Articles of Incorporation authorizing the Series B Preferred Shares

4.1	(a)	Specimen Common Stock Certificate

4.2	(d)	Form of Certificate for Series A Preferred Stock

4.3	(c)	2005 Stock Plan

4.4	(d)	Form of Certificate for Series B Preferred Stock

4.5	(d)	Warrant to Purchase up to 327 shares of Series B Preferred Stock

10.1	(a)	Employment Agreement with Jon M. Kurtz

10.2	(a)	Lease for Main Office

10.3	(b)	Employment Agreement with Walter R. Czuryla

10.4	(b)	Employment Agreement with Robert L. Page

10.5	(d)	Letter Agreement between the Company and the UST

10.6	(d)	Form of Compliance Letter Agreement

10.7	(d)	Securities Purchase Agreement – Standard Terms between the Company and the United States Department of the Treasury

10.8	(d)	Side Letter Agreement between the Company and the UST

21.1	(a)	Schedule of Subsidiaries

31.1		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – President and Principal Executive Officer

31.2		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Principal Financial and Accounting Officer

32.1		Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – President and Principal Executive Officer

32.2		Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Principal Financial and Accounting Officer

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 11, 2009

Alarion Financial Services, Inc.

By:	/s/ Jon M. Kurtz
Name:	Jon M. Kurtz, President and Principal Executive Officer

By:	/s/ Matthew Ivers
Name:	Matthew Ivers, Senior Vice President and Principal Financial and Accounting Officer