Form 10-Q
period 2009-09-30
Alarion Financial Services Inc
filed 2009-11-16
CIK 1353174

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). *    Yes  ☐    No  ☐

*The registrant has not yet been phased into the interactive data requirements.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common stock, par value $.01 per share	2,653,208 shares outstanding at November 12, 2009

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets

($ in thousands, except per share amounts)

	At September 30, 2009	At December 31, 2008

	(unaudited)
Assets

Cash and due from banks	$5,840	1,666
Interest-earning time deposits in banks	—	2,097
Interest-earning deposits and federal funds sold	10,136	5,708

Cash and cash equivalents	15,976	9,471

Interest-earning time deposits in banks	10,717	12,410
Securities available for sale	28,244	13,123
Loans, net of allowance for loan losses of $2,881 and $2,714	228,507	205,307
Accrued interest receivable	877	731
Premises and equipment, net	13,409	13,604
Other real estate owned	1,651	651
Federal Home Loan Bank stock, at cost	1,499	1,356
Deferred income taxes	1,205	1,103
Other assets	326	883

Total assets	$302,411	258,639

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing demand deposits	19,879	15,161
NOW, money-market and savings deposits	62,509	43,109
Time deposits < $100,000	109,787	94,547
Time deposits > = $100,000	48,070	50,097

Total deposits	240,245	202,914

Federal Home Loan Bank advances	21,000	22,000
Other borrowings	8,485	7,584
Accrued interest payable	752	1,118
Accrued expenses and other liabilities	1,242	387

Total liabilities	271,724	234,003

Stockholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized
Preferred stock, series A, $.01 par value; $1,000 liquidation value; 6,514 shares outstanding in 2009	—	—
Preferred stock, series B, $.01 par value; $1,000 liquidation value; 326 shares outstanding in 2009	—	—
Additional paid-in capital, preferred	6,840	—
Preferred stock discount	(280)	—
Common stock, $.01 par value; 4,000,000 shares authorized, 2,653,208 shares issued and outstanding in 2009 and 2008	27	27
Additional paid-in capital, common	26,674	26,613
Accumulated deficit	(2,864)	(2,142)
Accumulated other comprehensive income	290	138

Total stockholders’ equity	30,687	24,636

Total liabilities and stockholders’ equity	$302,411	258,639

See accompanying Notes to Condensed Consolidated Financial Statements.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

($ in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Interest income:
Loans	$3,312	3,004	9,577	8,718
Securities	234	143	564	566
Other	125	83	419	260

Total interest income	3,671	3,230	10,560	9,544

Interest expense:
Deposits	1,417	1,623	4,655	4,969
Borrowings	205	162	616	469

Total interest expense	1,622	1,785	5,271	5,438

Net interest income	2,049	1,445	5,289	4,106

Provision for loan losses	295	170	682	411

Net interest income after provision for loan losses	1,754	1,275	4,607	3,695

Noninterest income:
Deposit account fees	95	88	277	244
Loan brokerage fees	241	192	649	622
Other	—	6	20	16

Total noninterest income	336	286	946	882

Noninterest expense:
Salaries and employee benefits	943	885	2,761	2,512
Occupancy and equipment	299	201	833	575
Data processing	150	120	430	345
Professional services	96	55	258	160
Advertising and promotion	39	34	101	122
Office supplies and printing	32	36	94	97
Impairment of Silverton Bank stock	—	—	625	—
Other	339	257	1,075	709

Total noninterest expense	1,898	1,588	6,177	4,520

Earnings (loss) before income tax expense (benefit)	192	(27)	(624)	57

Income tax expense (benefit)	84	(4)	(193)	41

Net earnings (loss)	108	(23)	(431)	16

Preferred stock dividend requirements and accretion of preferred stock to par	106	—	291	—

Net earnings (loss) available to common shareholders	$2	(23)	(722)	16

Earnings (loss) per share – basic	$—	(.01)	(0.27)	0.01

Earnings (loss) per share – diluted	$—	(.01)	(0.27)	0.01

Weighted-average number of common shares outstanding, basic	2,653,208	2,653,208	2,653,208	2,578,967

Weighted-average number of common shares outstanding, diluted	2,653,208	2,653,208	2,653,208	2,578,967

Dividends per common share	$—	—	—	—

See accompanying Notes to Condensed Consolidated Financial Statements.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

Nine Months Ended September 30, 2009 and 2008

($ in thousands)

	Preferred Stock						Common Stock			Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Series A		Series B		Additional Paid-in Capital	Discount	Shares	Amount	Additional Paid-In Capital
	Shares	Amount	Shares	Amount

Balance at December 31, 2007	—	$—	—	$—	—	—	2,183,485	$22	21,856	(1,657)	30	20,251

Comprehensive loss:
Net earnings (unaudited)	—	—	—	—	—	—	—	—	—	16	—	16

Net change in unrealized gain on securities available for sale, net of taxes of $27 (unaudited)	—	—	—	—	—	—	—	—	—	—	(46)	(46)

Comprehensive loss (unaudited)												(30)

Share-based compensation (unaudited)	—	—	—	—	—	—	—	—	21	—	—	21

Common stock options and warrants exercised (unaudited)	—	—	—	—	—	—	469,723	5	4,692	—	—	4,697

Balance at September 30, 2008 (unaudited)	—	$—	—	$—	—	—	2,653,208	$27	26,569	(1,641)	(16)	24,939

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited), Continued

Nine Months Ended September 30, 2009 and 2008

($ in thousands)

	Preferred Stock						Common Stock			Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Series A		Series B		Additional Paid-in Capital	Discount	Shares	Amount	Additional Paid-In Capital
	Shares	Amount	Shares	Amount

Balance at December 31, 2008	—	$—	—	$—	—	—	2,653,208	$27	26,613	(2,142)	138	24,636

Comprehensive loss:
Net loss (unaudited)	—	—	—	—	—	—	—	—	—	(431)	—	(431)

Net change in unrealized gain on securities available for sale, net of taxes of $(91) (unaudited)	—	—	—	—	—	—	—	—	—	—	152	152

Comprehensive loss (unaudited)												(279)

Share-based compensation (unaudited)	—	—	—	—	—	—	—	—	61	—	—	61

Proceeds from issuance of 6,514 shares of Series A preferred stock to U.S. Treasury (unaudited)	6,514	—	—	—	6,514	—	—	—	—	—	—	6,514

Preferred stock warrants exercised by U.S. Treasury (unaudited)	—	—	326	—	326	(326)	—	—	—	—	—	—

Preferred stock dividend requirements and Series B preferred stock accretion (unaudited)	—	—	—	—	—	46	—	—	—	(291)	—	(245)

Balance at September 30, 2009 (unaudited)	6,514	$—	326	$—	6,840	(280)	2,653,208	$27	26,674	(2,864)	290	30,687

See accompanying Notes to Condensed Consolidated Financial Statements.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net (loss) earnings	$(431)	16
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Provision for loan losses	682	411
Share-based compensation	61	21
Depreciation and amortization	469	293
Deferred income tax (benefit) expense	(193)	40
Net amortization of deferred loan fees and costs	38	105
Loss on sale of other real estate owned	20	—
Net (decrease) increase in accrued interest payable	(366)	270
Net (increase) decrease in accrued interest receivable	(146)	280
Net increase in other assets	(68)	(89)
Impairment of Silverton Bank stock	625	—
Net increase in accrued expenses and other liabilities	855	606

Net cash provided by operating activities	1,546	1,953

Cash flows from investing activities:
Proceeds from principal repayments and maturities on securities available for sale	6,920	15,868
Purchase of securities available for sale	(21,798)	(6,998)
Net decrease (increase) in time deposits	1,693	(915)
Loan disbursements, net of repayments	(25,002)	(33,964)
Purchases of premises and equipment	(274)	(4,163)
Proceeds from sale of other real estate owned	62	—
Proceeds from sale of premises and equipment	—	446
Purchase of Federal Home Loan Bank stock	(143)	(475)

Net cash used in investing activities	(38,542)	(30,201)

Cash flows from financing activities:
Net increase in deposits	37,331	35,857
Net increase in other borrowings	901	751
Net (decrease) increase in advances from Federal Home Loan Bank	(1,000)	8,000
Proceeds from common stock options and warrants exercised	—	4,697
Proceeds from preferred stock issued	6,514	—
Preferred stock dividend requirements and series B stock accretion	(245)	—

Net cash provided by financing activities	43,501	49,305

Net increase in cash and cash equivalents	6,505	21,057

Cash and cash equivalents at beginning of period	9,471	3,638

Cash and cash equivalents at end of period	$15,976	24,695

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest of $157 in 2008	$5,637	5,168

Income taxes	$—	—

Noncash transactions:
Accumulated other comprehensive income (loss), net change in unrealized gain (loss) on securities available for sale, net of taxes	$152	(46)

Transfer of loans to other real estate owned	$1,146	—

Transfer of other real estate owned to loans	$64	—

See accompanying Notes to Condensed Consolidated Financial Statements.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation. In the opinion of the management of Alarion Financial Services, Inc. (the “Holding Company”), the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position at September 30, 2009 and the results of operations for the three- and nine-month periods ended September 30, 2009 and 2008 and cash flows for the nine-month periods ended September 30, 2009 and 2008. The results of operations for the three- and nine-month periods ended September 30, 2009, are not necessarily indicative of results that may be expected for the year ending December 31, 2009.

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

Management has evaluated events occurring subsequent to the balance sheet date through November 16, 2009 (the financial statement issuance date), determining no events require additional disclosure in these consolidated condensed financial statements.

2. Loans. The components of loans are summarized as follows (in thousands):

		At September 30, 2009	At December 31, 2008

	Commercial real estate	$113,927	102,788
	Residential real estate and home equity	48,929	36,801
	Construction	43,460	45,569
	Commercial	21,564	19,635
	Consumer	3,141	2,928

	Total loans	231,021	207,721

Add/Deduct:	Allowance for loan losses	(2,881)	(2,714)
	Deferred loan costs, net	367	300

	Loans, net	$228,507	205,307

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3. Loan Impairment and Loan Losses. An analysis of the change in the allowance for loan losses follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Balance at beginning of period	$2,686	2,287	2,714	2,046
Provision for loan losses	295	170	682	411
Charge-offs	(100)	—	(515)	—

Balance at September 30	$2,881	2,457	2,881	2,457

The following is a summary of information regarding nonaccrual and impaired loans (in thousands):

	At September 30, 2009	At December 31, 2008

Nonaccrual loans	$345	1,497

Accruing loans past due ninety days or more	$—	—

Gross impaired loans with no related allowance for losses	2,907	644
Gross impaired loans with related allowance for losses	1,798	2,964
Less: Allowance on these loans	(588)	(588)

Net investment in impaired loans	$4,117	3,020

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Interest income recognized on impaired loans	$54	—	115	—

Interest income received on impaired loans	$54	—	115	—

Average net recorded investment in impaired loans	$4,705	371	3,750	423

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

4. (Loss) Earnings Per Common Share. (Loss) earnings per share (“EPS”) of common stock has been computed on the basis of the weighted-average number of shares of common stock outstanding. Outstanding stock options and warrants are not considered dilutive securities for the nine month period ended September 30, 2009 and for the three month period ended September 30, 2008 due to the net loss incurred by the Company. Outstanding stock options and warrants are considered dilutive securities for the three month period ended September 30, 2009 and for the nine month period ended September 30, 2008 for the purposes of calculating diluted EPS, which is computed using the treasury stock method. The following table represents the calculations of the weighted-average number of shares for EPS (in thousands, except per share amounts):

	2009			2008
	Earnings	Weighted- Average Shares	Per Share Amount	Earnings (Loss)	Weighted- Average Shares	Per Share Amount
Three Months Ended September 30:
Basic EPS:
Net earnings (loss) available to common stockholders	$2	2,653	$—	$(23)	2,653	$(0.01)

Effect of dilutive securities-
Incremental shares from assumed conversion of options		—			—

Diluted EPS:
Net earnings (loss) available to common stockholders and assumed conversions	$2	2,653	$—	$(23)	2,653	$(0.01)

Nine Months Ended September 30:
Basic EPS:
Net (loss) earnings available to common stockholders	$(722)	2,653	$(0.27)	$16	2,579	$0.01

Effect of dilutive securities-
Incremental shares from assumed conversion of options and warrants		—			—

Diluted EPS:
Net (loss) earnings available to common stockholders and assumed conversions	$(722)	2,653	$(0.27)	$16	2,579	$0.01

For the three month period ended September 30, 2009 and the nine month period ended September 30, 2008, the following options were excluded from the calculation of earnings per share due to the exercise price exceeding the average market price for the period.

Number of Outstanding Options	Exercise Price	Expiration Date

60,084	$10.50	2017
10,000	$10.50	2018

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

4. (Loss) Earnings Per Common Share, Continued. The remaining options outstanding had exercise prices equal to the average fair market value of the Company’s common stock during the three month period ended September 30, 2009 and the nine month period ended September 30, 2008.

5. Share Based Compensation. The Company adopted a stock option plan for its employees and directors (the “Plan”). Fifteen percent of the total amount of common shares outstanding, up to 450,000 shares (currently 397,981 shares), have been reserved under the Plan. Stock options are granted at an exercise price equal to or greater than the fair market value of the common stock on the date of grant. Options granted to directors vest immediately and for employees, the options primarily vest over two years starting with the date of grant and ending on the second anniversary thereof. At September 30, 2009, there were 97,995 options available for future grants under the Plan. A summary of stock option transactions under the Plan for the nine-month period ended September 30, 2009, follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Options outstanding at December 31, 2008	261,970	$10.14
Options forfeited	(10,100)	10.16
Options granted	24,600	10.00

Options outstanding at September 30, 2009	276,470	$10.13	7.15 years	$—

Options exercisable at September 30, 2009	252,427	$10.13	6.96 years	$—

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5. Share Based Compensation, Continued. There were no options granted during the three-month periods ended September 30, 2009 and 2008. The fair value of each option granted for the nine-month periods ended September 30, 2009 and 2008 is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

	Nine Months Ended September 30,
	2009	2008

Risk-free interest rate	1.46%	4.04-4.58%
Dividend yield	—%	—%
Expected stock volatility	10.00%	6.92%
Expected life in years	5.50	5.50
Per share grant-date fair value of options issued during the period	$1.29	2.02-2.22

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

There were no options exercised during the nine-month period ended September 30, 2009. There were 17,486 options exercised during the nine-month period ended September 30, 2008. There was no intrinsic value or tax benefit related to these options exercised. At September 30, 2009, there was approximately $18,000 of total unrecognized compensation expense related to the nonvested share-based compensation arrangement granted under the plan. The cost is expected to be recognized over a weighted-average period of six months. The total fair value of shares vesting and recognized as compensation expense was approximately $61,000 and $21,000 for the nine-month periods ended September 30, 2009 and 2008, respectively.

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

6. Fair Value Measurements. Our listing of financial assets subject to fair value measurements on a recurring basis is as follows (in thousands):

	Fair Value Measurements at September 30, 2009 Using
	Fair Value as of September 30, 2009	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available for sale securities	$28,244	—	28,244	—

Assets measured at fair value on a nonrecurring basis are summarized below (in thousands):

	Net Carrying Value at September 30, 2009					Total Losses Recorded In Operations For the Nine Month
	Total	Level 1	Level 2	Level 3	Total Losses	Period Ended September 30, 2009

Impaired loans (1)	$1,210	—	—	1,210	588	120

Other real estate owned	$1,651	—	—	1,651	20	20

(1)	In addition, loans with a carrying value of $2,907 at September 30, 2009 were measured for impairment using Level 3 inputs and had a fair value in excess of carrying value.

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

7. Fair Value of Financial Instruments. The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	At September 30, 2009		At December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$15,976	15,976	9,471	9,471
Interest bearing time deposits in banks	10,717	10,717	12,410	12,410
Securities available for sale	28,244	28,244	13,123	13,123
Loans, net	228,507	231,865	205,307	206,369
Accrued interest receivable	877	877	731	731
Federal Home Loan Bank stock	1,499	1,499	1,356	1,356

Financial liabilities:
Deposits	240,245	245,072	202,914	204,654
Other borrowings	8,485	8,485	7,584	7,584
Federal Home Loan Bank advances	21,000	19,536	22,000	20,018
Accrued interest payable	752	752	1,118	1,118

Off-balance-sheet financial instruments	—	—	—	—

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company’s independent registered public accounting firm, has made a limited review of the financial data as of September 30, 2009, and for the three- and nine-month periods ended September 30, 2009 and 2008 presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board (United States).

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

Alarion Financial Services, Inc.

Ocala, Florida:

We have reviewed the accompanying condensed consolidated balance sheet of Alarion Financial Services, Inc. and Subsidiaries (the “Company”) as of September 30, 2009, the related condensed consolidated statements of operations for the three- and nine-month periods ended September 30, 2009 and 2008, and the related condensed consolidated statements of cash flows and changes in stockholders’ equity for the nine-month periods ended September 30, 2009 and 2008. These interim condensed financial statements are the responsibility of the Company’s management.

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

November 16, 2009

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

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

The revenues of the Bank are primarily derived from interest on, and fees received in connection with real estate and other loans, and from interest and dividends from investment and mortgage-backed securities, and short-term investments. The principal sources of funds for the Bank’s lending activities are its deposits and borrowings, repayment of loans, and the sale and maturity of investment securities. The principal expenses of the Bank are the interest paid on deposits, and operating and general administrative expenses.

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

The following table summarizes the Bank’s contractual obligations, including certain on-balance sheet and off-balance sheet obligations, at September 30, 2009 (in thousands):

Contractual Obligations	Total

Time deposit maturities	$157,857
Advances from Federal Home Loan Bank	21,000
Other borrowings	8,485
Commitments to extend credit	11,650
Unused lines of credit	25,993
Standby letters of credit	403

Total	$225,388

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. If such minimum amounts and percentages are met, the Bank is considered “adequately capitalized.” If the actual amounts exceed the requirements of “adequately capitalized,” and meet even more stringent minimum standards, they are considered “well capitalized.” Management believes as of September 30, 2009, the Bank meets the capital requirements for a “well capitalized” financial institution.

The table below shows the total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios of the Bank at September 30, 2009 and December 31, 2008, and the minimum required amounts and percentages ($ in thousands).

	Actual		For Capital Adequacy Purposes		For Well Capitalized Purposes
	Amount	Percent	Amount	Percent	Amount	Percent
As of September 30, 2009:
Total capital (to Risk-Weighted Assets)	$27,503	11.45%	$19,216	8.00%	$24,020	10.00%
Tier I Capital (to Risk-Weighted Assets)	24,622	10.25	9,609	4.00	14,413	6.00
Tier I Capital (to Average Assets)	24,622	8.42	11,697	4.00	14,621	5.00

As of December 31, 2008:
Total capital (to Risk-Weighted Assets)	23,852	10.74	17,767	8.00	22,209	10.00
Tier I Capital (to Risk-Weighted Assets)	21,138	9.52	8,882	4.00	13,322	6.00
Tier I Capital (to Average Assets)	21,138	8.37	10,102	4.00	12,627	5.00

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Results of Operations

The following table shows selected ratios for the periods ended or at the dates indicated:

	Nine Months Ended September 30, 2009	Year Ended December 31, 2008	Nine Months Ended September 30, 2008
Average equity as a percentage of average assets	10.57%	10.49%	10.60%

Total equity to total assets at end of period	10.15%	9.53%	9.83%

Return on average assets (1)	(.21)%	(.21)%	0.01%

Return on average equity (1)	(1.92)%	(1.99)%	0.09%

Noninterest expense to average assets (1)	2.90%	2.71%	2.69%

Nonperforming loans to total loans at end of period (2)	.15%	.72%	0.59%

(1)	Annualized for the nine-months ended September 30, 2009 and 2008.
(2)	Nonperforming loans consist of nonaccrual loans and accruing loans contractually past due ninety days or more.

Changes in Financial Condition

Total assets increased $44 million or 17%, from $259 million at December 31, 2008 to $302 million at September 30, 2009, primarily as a result of a $23 million increase in net loans, and a $15 million increase in securities. Deposits increased $37 million from $203 million at December 31, 2008 to $240 million at September 30, 2009 and Federal Home Loan Bank advances decreased $1 million.

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

	Three Months Ended September 30,
	2009			2008
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	($ in thousands)
Interest-earning assets:
Loans	$224,112	3,312	5.86%	$191,538	3,004	6.22%
Securities	24,513	234	3.79	11,128	143	5.10
Other (1)	20,839	125	2.38	15,584	83	2.11

Total interest-earning assets	269,464	3,671	5.40	218,250	3,230	5.87

Noninterest-earning assets	24,126			18,116

Total assets	$293,590			$236,366

Interest-bearing liabilities:
Deposits	215,411	1,417	2.61	168,339	1,623	3.82
FHLB advances and other borrowings	28,426	205	2.86	25,308	220	3.45

Total interest-bearing liabilities	243,837	1,622	2.64	193,647	1,843	3.78

Capitalized interest		—			(58)

Net interest expense		1,622			1,785

Noninterest-bearing deposits	18,347			16,217
Noninterest-bearing liabilities	1,024			1,542
Stockholders’ equity	30,382			24,960

Total liabilities and stockholders’ equity	$293,590			$236,366

Net interest income		$2,049			$1,445

Interest-rate spread			2.76%			2.09%

Net interest margin (2)			3.02%			2.63%

Ratio of interest-earning assets to interest-bearing liabilities	1.11			1.13

(1)	Includes interest-earning deposits, federal funds sold, time deposits and Federal Home Loan Bank stock.
(2)	Net interest margin is annualized net interest income divided by average interest-earning assets.

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

	Nine Months Ended September 30,
	2009			2008
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	($ in thousands)
Interest-earning assets:
Loans	$216,943	9,577	5.90%	$180,020	8,718	6.45%
Securities	19,672	564	3.83	13,969	566	5.40
Other (1)	25,587	419	2.19	14,320	260	2.42

Total interest-earning assets	262,202	10,560	5.38	208,309	9,544	6.10

Noninterest-earning assets	22,288			16,693

Total assets	$284,490			$225,002

Interest-bearing liabilities:
Deposits	207,385	4,655	3.00	161,629	4,969	4.10
FHLB advances and other borrowings	28,325	616	2.91	23,048	626	3.62

Total interest-bearing liabilities	235,710	5,271	2.99	184,677	5,595	4.04

Capitalized interest		—			(157)

Net interest expense		5,271			5,438

Noninterest-bearing deposits	17,871			15,106
Noninterest-bearing liabilities	852			1,380
Stockholders’ equity	30,057			23,839

Total liabilities and stockholders’ equity	$284,490			$225,002

Net interest income		$5,289			$4,106

Interest-rate spread			2.39%			2.06%

Net interest margin (2)			2.70%			2.63%

Ratio of interest-earning assets to interest-bearing liabilities	1.11			1.13

(1)	Includes interest-earning deposits, federal funds sold, time deposits and Federal Home Loan Bank stock.
(2)	Net interest margin is annualized net interest income divided by average interest-earning assets.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Comparison of the Three-Month Periods Ended September 30, 2009 and 2008

General Operating Results. Net earnings for the three-month period ended September 30, 2009 was $108,000, or $0.00 per basic and diluted common share, compared to net loss of $23,000, or $(0.01) per basic and diluted share, for the comparable period in 2008. The $131,000 increase in net earnings resulted primarily from a $604,000 increase in net interest income, partially offset by an increase in noninterest expense of $310,000, and a $125,000 increase in the provision for loan losses.

Interest Income. Interest income increased $441,000 to $3.7 million for the three-month period ended September 30, 2009, when compared to the three-month period ended September 30, 2008. The increase was due to a $51.2 million increase in average interest-earning assets outstanding for the three months ended September 30, 2009 compared to the 2008 period, partially offset by a decrease in the average yield earned on interest-earning assets from 5.87% for the three months ended September 30, 2008 to 5.40% for the three months ended September 30, 2009.

Interest Expense. Interest expense decreased $163,000 from $1.8 million for the three-month period ended September 30, 2008 to $1.6 million for the three-month period ended September 30, 2009. The decrease was primarily due to a decrease in the average cost of interest-bearing liabilities from 3.78% for the three months ended September 30, 2008 to 2.64% for the comparable 2009 period partially offset by an increase of $50.2 million in average interest-bearing liabilities outstanding.

Provision for Loan Losses. The provision for loan losses is charged to operations to increase the total loan loss allowance to a level deemed appropriate by management. The provision is based upon the volume and type of lending conducted by the Company, industry standards, general economic conditions, particularly as they relate to the Company’s market area, and other factors related to the collectibility of the Company’s loan portfolio. The Company recorded provisions for loan losses for the three-month periods ended September 30, 2009 and 2008 of $295,000 and $170,000, respectively. Management believes that the allowance for loan losses, which was $2.9 million or 1.25% of gross loans at September 30, 2009 is adequate.

Noninterest Income. Noninterest income increased $50,000 during the 2009 period. The increase was primarily due to a $49,000 increase in loan brokerage fees when compared to the three-month period ended September 30, 2008.

Noninterest Expense. Noninterest expense increased by $310,000 from $1.6 million for the three-month period ended September 30, 2008 to $1.9 million for the three-month period ended September 30, 2009. The increase was primarily due to increases of $58,000 in salaries and employee benefits, $98,000 in occupancy and equipment expense, $30,000 in data processing expense, and $82,000 in other noninterest expense, all related to the overall growth of the Company.

Income Taxes The income tax expense was $84,000 for the three-month period ended September 30, 2009, as compared to an income tax benefit of $4,000 for the corresponding period in 2008.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Comparison of the Nine-Month Periods Ended September 30, 2009 and 2008

General Operating Results. Net loss for the nine-month period ended September 30, 2009 was $722,000, or $(0.27) per basic and diluted common share, compared to net earnings of $16,000, or $0.01 per basic and diluted share, for the comparable period in 2008. The $738,000 decrease in net earnings resulted primarily from an increase in noninterest expense of $1.7 million and a $271,000 increase in provision for loan losses, partially offset by a $1.2 million increase in net interest income, and a $64,000 increase in noninterest income.

Interest Income. Interest income increased $1 million to $10.6 million for the nine-month period ended September 30, 2009, when compared to the nine-month period ended September 30, 2008. The increase was due to a $53.9 million increase in average interest earning assets outstanding for the nine months ended September 30, 2009 compared to the 2008 period, partially offset by a decrease in the average yield earned on interest earning assets from 6.10% for the nine months ended September 30, 2008 to 5.38% for the nine months ended September 30, 2009.

Interest Expense. Interest expense decreased $167,000 from $5.4 million for the nine-month period ended September 30, 2008 to $5.3 million for the nine-month period ended September 30, 2009. The decrease was primarily due to a decrease in the average cost of interest-bearing liabilities from 4.04% for the nine months ended September 30, 2008 to 2.99% for the comparable 2009 period, partially offset by an increase of $51 million in average interest-bearing liabilities.

Provision for Loan Losses. The provision for loan losses is charged to operations to increase the total loan loss allowance to a level deemed appropriate by management. The provision is based upon the volume and type of lending conducted by the Company, industry standards, general economic conditions, particularly as they relate to the Company’s market area, and other factors related to the collectibility of the Company’s loan portfolio. The Company recorded provisions for loan losses for the nine-month periods ended September 30, 2009 and 2008 of $682,000 and $411,000, respectively. Management believes that the allowance for loan losses, which was $2.9 million or 1.25% of gross loans at September 30, 2009 is adequate.

Noninterest Income. Noninterest income increased $64,000 during the 2009 period. The increase was primarily due to a $27,000 increase in loan brokerage fees and a $33,000 increase in deposit account fees when compared to the nine-month period ended September 30, 2008.

Noninterest Expense. Noninterest expense increased by $1.7 million from $4.5 million for the nine-month period ended September 30, 2008 to $6.2 million for the nine-month period ended September 30, 2009. The increase was primarily due to increases of $249,000 in salaries and employee benefits, $258,000 in occupancy and equipment expense, $85,000 in data processing expense, $625,000 for impairment of Silverton Bank stock, and $366,000 in other noninterest expense, all related to the overall growth of the Company.

Income Taxes The income tax benefit was $193,000 for the nine-month period ended September 30, 2009. The income tax expense was $41,000 for the corresponding period in 2008.

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

Date: November 16, 2009

Alarion Financial Services, Inc.

By:	/S/ JON M. KURTZ
Name:	Jon M. Kurtz, President and
Principal Executive Officer

By:	/S/ MATTHEW IVERS
Name:	Matthew Ivers, Senior Vice President and Principal Financial and Accounting Officer