Form 10-K
period 2009-12-31
Alarion Financial Services Inc
filed 2010-03-30
CIK 1353174

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) Of the

Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant (2,199,085 shares) on December 31, 2009, was approximately $10,995,425. As of such date, nor organized trading market existed for the common stock. Therefore, the aggregate market value was computed by reference to the last known sales price of $5.00 per share. For the purposes of this response, directors and officers of the Registrant’s common stock are considered the affiliates of the Registrant at that date.

The number of shares outstanding of the Registrant’s common stock, as of January 31, 2010: 2,653,208 shares of $.01 par value common stock.

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

Lending Activities

The Bank offers a range of lending services, including real estate, consumer and commercial loans, to individuals and small businesses and other organizations that are located in or conduct a substantial portion of their business in the Bank’s market area. The Bank’s net loans at December 31, 2009 were $235 million, or 76% of total assets. The interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan, and are further subject to competitive pressures, money market rates, availability of funds, and government regulations. The Bank has no foreign loans or loans for highly leveraged transactions.

The Bank’s loans are concentrated in five major areas: commercial real estate loans, residential real estate loans, construction, commercial loans (for equipment purchases, working capital and various other business purposes) and consumer loans. A majority of the Bank’s loans are made on a secured basis. As of December 31, 2009, approximately 89% of the Bank’s loan portfolio consisted of loans secured by real estate, of which approximately 61% of the total loan portfolio is secured by commercial properties. Our emphasis is on loans secured by commercial real estate, rather than riskier receivables or business inventory loans. Risks of these types of loans include the general business conditions of the local economy and borrowers’ ability to conduct their businesses to generate sufficient profits to repay their loans under the agreed upon terms and conditions. Personal guarantees may be obtained from the principals of business borrowers and third parties to support the borrowers’ ability to service the debt and reduce the risk of non-payment. Commercial loans may be made at variable or fixed rates of interest. Commercial lines of credit are typically granted on a one-year basis, with loan covenants and monetary thresholds. Other commercial loans with terms or amortization schedules of longer than one year may carry interest rates which vary with the prime lending rate and will become payable in full and are generally refinanced in three to five years. Commercial loans not secured by real estate amounted to approximately 9% of the Bank’s total loan portfolio as of December 31, 2009.

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

Loan Loss Allowance

In considering the adequacy of our allowance for loan losses, the Bank has considered that as of December 31, 2009, approximately 61% of outstanding loans are in the commercial real estate loan category. At December 31, 2009, commercial loans including commercial real estate represented 70% of our loan portfolio. Commercial loans are generally considered by management as having greater risk than other categories of loans in our loan portfolio. We believe that the real estate collateral securing our commercial real estate loans reduces the risk of loss inherently present in commercial loans.

At December 31, 2009, our consumer loan portfolio consisted primarily of lines of credit and installment loans secured by automobiles and other consumer goods. We believe that the risk associated with these types of loans has been adequately provided for in the loan loss allowance.

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

The allowance for loan losses is established through a provision for loan losses charged to expenses. Loans are to be charged off against the allowance when management believes the collectibility of principal is unlikely. In addition, loss experience will be monitored in establishing the provision. During the year ended December 31, 2009, $691,000 in loans were charged off against the allowance for loan losses.

Deposit Activities

Deposits are the major source of the Bank’s funds for lending and other investment activities. The Bank considers the majority of its regular savings, demand, NOW and money market deposit accounts to be core deposits. These accounts comprised approximately 37% of the Bank’s total deposits at December 31, 2009. Approximately 63% of the Bank’s deposits at December 31, 2009 were time deposits. Generally, the Bank attempts to maintain the rates paid on its deposits at a competitive level. Time deposits of $100,000 and over made up approximately 24% of the Bank’s total deposits at December 31, 2009. The majority of the deposits of the Bank are generated from Alachua and Marion County.

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

Capital Requirements. Bank regulatory agencies require financial institutions to maintain capital at adequate levels based on a percentage of assets and off balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers. Tier 1 capital consists of common shareholders’ equity, excluding the unrealized gain (loss) on available-for-sale securities, minus certain intangible assets. Tier 2 capital consists of the general allowance for credit losses except for certain limitations. An institution’s qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital. Bank holding companies and banks are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%, but all but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum. At December 31, 2009 the Bank met all capital requirements to which they were subject.

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

As of December 31, 2009, the Bank met the capital requirements of a “well capitalized” institution. Bank holding companies are not subject to “prompt corrective action” of FDICIA.

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

Employees

As of December 31, 2009, the Company and the Bank collectively had 61 full-time employees (including executive officers) and 5 part-time employees. The employees are not represented by a collective bargaining unit. The Company considers relations with employees to be good.

Item 1A.	Risk Factors

Not applicable

Item 1B.	Unresolved Staff Comments

Not applicable

Item 2.	Properties

The following table sets forth information on the Bank’s offices as of December 31, 2009.

Location	Facility Status

Headquarters & Main Office One Northeast First Avenue Ocala, Florida	Leased by Bank

Gainesville Branch Office 4373 Newberry Road Gainesville, Florida	Owned by Bank

34th Street Branch Office 4200 SW 34th Street Gainesville, Florida	Owned by Bank

Alachua Branch 16404 NW 174 th Drive Alachua, Florida	Owned by Bank

17th Street Branch Office 2510 SE Maricamp Road Ocala, Florida	Owned by Bank

SR200 Branch Office 7605 SW SR200 Ocala, Florida	Owned by Bank

Residential Lending Origination Office 5532 NW 43rd St, Suite D Gainesville, FL	Leased by Bank

Ocala Lending Origination Office 2226 E. Silver Springs Blvd Ocala, FL	Leased by Bank

Ocala Lending Origination Office 7621 SW SR200 Ocala, FL	Leased by Bank

None of these properties are encumbered by any liens or mortgages. Other than in the ordinary course of the Bank’s lending and investment business, the Company does not invest in real estate or real estate mortgages. Such activities are described in “Description of Business” and “Management’s Discussion and Analysis.”

Item 3.	Legal Proceedings

As of December 31, 2009, neither the Company nor the Bank was a party to any material legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Common Stock

There is no public market for the Common Stock and only isolated, privately negotiated sales of Common Stock have occurred since the Bank opened for business in February 2005, and

AFSI became a bank holding company by acquiring the Bank on November 16, 2005. There is no established public trading market for the Common Stock and, historically, the shares of Common Stock have been inactively traded. Management of the Company is aware of certain transactions in its Common Stock, although the trading prices and number of shares transferred in all transactions are not known. The last known trade occurred at $5.00 per share. On December 31, 2009, AFSI had approximately 678 shareholders of record.

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

AFSI did not repurchase any of its shares in 2009.

The following table sets forth information about the number of shares reserved for issuance under the 2005 Stock Plan as of December 31, 2009.

	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance

Plans approved by security holders	276,069	$10.13	98,396

Equity compensation plans not approved by security holders (1)	0	$0	0

Total	276,069	$10.13	98,396

Item 6.	Selected Financial Data

Not Applicable

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

SELECTED FINANCIAL DATA

The following table presents selected financial data for the Company. The data for the fiscal years 2007, 2008 and 2009 is derived from audited financial statements of the Company. The selected financial data should be read in conjunction with, and are qualified in their entirety by, the financial statements and the notes thereto and the other information included elsewhere herein.

SELECTED CONSOLIDATED FINANCIAL DATA AT DECEMBER 31, OR FOR THE YEAR THEN ENDED

($ in thousands, except per share amounts)	2009	2008	2007

Total assets	$310,583	258,639	203,404
Loans, net	234,680	205,307	164,051
Cash and cash equivalents	22,098	9,471	3,638
Securities-Available for Sale	31,282	13,123	20,537
Deposits	249,989	202,914	164,243
Borrowed funds	28,633	29,584	17,807
Stockholders’ equity	30,706	24,636	20,251

Interest income	$14,261	12,866	12,063
Interest expense	6,732	7,385	6,819
Net interest income	7,529	5,481	5,244
Provision for loan losses	1,012	1,115	701
Net interest income after provision for loan losses	6,517	4,366	4,543
Noninterest income	1,522	1,192	1,089
Noninterest expense	7,975	6,301	5,580
Earnings (loss) before income tax expense (benefit)	64	(743)	52
Income tax expense (benefit)	57	(258)	49
Net earnings (loss)	7	(485)	3
Basic and diluted earnings (loss) per share	(.15)	(.19)	—

SELECTED CONSOLIDATED FINANCIAL RATIOS

AND OTHER DATA:

	2009	2008	2007

Return on average assets	0.00	(0.21)%	0.00%
Return on average equity	0.02	(1.99)%	0.02%
Dividend payout ratio	N/A	N/A	N/A
Average equity to average assets	10.56%	10.49%	10.54%
Total equity to total assets	9.89%	9.53%	9.96%
Yield on average earning assets (1)	5.35%	5.96%	7.12%
Net interest margin	2.83%	2.54%	3.10%
Nonperforming assets to total assets (2)	0.91%	0.58%	N/A
Nonperforming loans to total loans (2)	1.21%	0.72%	N/A
Allowance for loan losses to gross loans	1.28%	1.30%	1.23%
Noninterest expenses to average assets	2.75%	2.71%	3.08%
Operating efficiency ratio (3)	88.11%	94.43%	88.11%
Net interest income to noninterest expenses	94.41%	86.99%	93.98%
Total common shares outstanding	2,653,208	2,653,208	2,183,485
Book value per common share outstanding	$9.10	$9.29	$9.27
Number of banking offices (all full-service)	6	6	5

(1)	Reflects interest income as a percent of average interest earning assets.
(2)	Non-performing loans consist of nonaccrual loans and accruing loans contractually past due ninety days or more.
(3)	Noninterest expense divided by the sum of net interest income plus noninterest income.

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

The Bank has capitalized upon its market strategy to grow rapidly. As of December 31, 2009, the Bank had grown to approximately $311 million in total assets, $250 million in deposits, and $235 million in net loans. The Bank attributes its successful growth to its location in a dynamic growth area and its focus on its targeted market.

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

Lending Activities

The Bank’s loans are concentrated in commercial and real estate loans. A majority of the Bank’s loans are made on a secured basis, and, as of December 31, 2009, approximately 89% of the loan portfolio consisted of loans secured by first or second mortgages on residential or commercial real estate.

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

Liquidity

Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw their funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. In the ordinary course of business, the Bank’s cash flows are generated from deposits, interest and fee income, as well as from loan repayments and the sale, repayments or maturity of securities available-for-sale. In addition to cash and due from banks, the Bank considers all securities available-for-sale and federal funds sold as primary sources of asset liquidity. Many factors affect the ability to accomplish these liquidity objectives successfully, including the economic environment, the asset/liability mix within the balance sheet, as well as the Bank’s reputation in the community. The Bank’s principal sources of funds are net increases in deposits, principal and interest payments on loans and proceeds from sales, calls and maturities of securities. The Bank used its capital resources primarily to fund existing and continuing loan commitments and to purchase securities. At December 31, 2009, the Bank had commitments to originate loans totaling $6 million, and had issued standby letters of credit of $373,000. At December 31, 2009, the Bank also had commitments to extend credit under the undisbursed portion of outstanding lines of credit of $26 million. Scheduled maturities of certificates of deposit during the twelve months following December 31, 2009 totaled $108 million. Management believes that the Bank has adequate resources to fund all its commitments, that substantially all of its existing commitments will be funded in the subsequent twelve months and, if so desired, that it can adjust the rates on certificates of deposit and other deposit accounts to retain deposits in a changing interest rate environment.

Capital Resources, Commitments and Capital Requirements

The Company’s principal sources of funds are those generated by the Bank, including net increases in deposits and other borrowings, principal and interest payments on loans, and proceeds from maturities of investment securities.

The Company uses its capital resources principally to fund existing and continuing loan commitments and to purchase investment securities. Off-balance sheet commitments to extend credit, which amounted to $6 million at December 31, 2009, represent legally binding agreements to lend to customers with fixed expiration dates or other termination clauses. Since many commitments are expected to expire without being funded, committed amounts do not necessarily represent future cash requirements.

The following table summarizes the Company’s contractual obligations, including certain on-balance sheet and off-balance sheet obligations, at December 31, 2009 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-2 Years	3-5 Years	More Than 5 Years

Time deposit maturities	$158,316	108,301	46,059	3,956	—
FHLB advances	21,000	4,000	4,000	—	13,000
Other borrowings	7,633	7,633	—	—	—
Loan commitments	5,689	5,689	—	—	—
Standby letters of credit	373	373	—	—	—
Undisbursed line of credit loans	25,555	2,783	1,869	1,213	19,690

Total	$218,566	128,779	51,928	5,169	32,690

Management believes that the Company has adequate resources to fund all its commitments and that the Company can adjust the rates and terms on time deposits and other deposit accounts to retain or obtain new deposits in a changing interest rate environment.

The Company’s stockholders’ equity was $31 million at December 31, 2009, 9.9% of total assets.

The federal banking regulatory authorities have adopted certain “prompt corrective action” rules with respect to depository institutions. The rules establish five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” The various federal banking regulatory agencies have adopted regulations to implement the capital rules by, among other things, defining the relevant capital measures for the five capital categories. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a Tier 1 leverage ratio of 5% or greater and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level. At December 31, 2009, the Bank met the capital ratios of a “well capitalized” financial institution with a total risk-based capital ratio of 11.49% Tier 1 risk-based capital ratio of 10.26%, and a Tier 1 leverage ratio of 8.37%. Depository institutions which fall below the “adequately capitalized” category generally are prohibited from making any capital distribution, are subject to growth limitations, and are required to submit a capital restoration plan.

There are a number of requirements and restrictions that may be imposed on institutions treated as “significantly undercapitalized” and, if the institution is “critically undercapitalized,” the banking regulatory agencies have the right to appoint a receiver or conservator.

The following table summarizes the regulatory capital levels and ratios for the Bank:

	Actual Bank Ratios	Regulatory Requirement For Well Capitalized Bank

At December 31, 2009:
Total capital to risk-weighted assets	11.49%	10.0%
Tier I capital to risk-weighted assets	10.26%	6.0%
Tier I capital to average assets - leverage ratio	8.37%	5.0%

Loan Portfolio

A significant source of the Bank’s income is the interest earned on its loan portfolio. At December 31, 2009, the Bank’s total assets were $311 million and its net loans receivable were $235 million or 76% of total assets.

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

The composition of the Bank’s loan portfolio was as follows ($ in thousands):

	December 31,
	2009		2008
	Amount	% of Total	Amount	% of Total

Commercial real estate	$144,234	60.8%	$102,788	49.5%
Residential real estate and home equity	52,202	22.0%	36,801	17.7%
Construction	15,400	6.5%	45,569	21.9%
Commercial loans	22,362	9.4%	19,635	9.5%
Consumer	3,130	1.3%	2,928	1.4%

Total loans	237,328	100.0%	207,721	100.0%

Less: Allowance for loan losses	(3,035)		(2,714)
Deferred loan costs, net	387		300

Loans receivable, net	$234,680		$205,307

	December 31,
	2007		2006		2005
	Amount	% of Total	Amount	% of Total	Amount	% of Total

Commercial real estate	$80,652	48.6%	$58,146	54.2%	$26,626	59.3%
Residential real estate and home equity	28,784	17.4%	16,527	15.4%	5,784	12.8%
Construction	39,722	24.0%	18,611	17.3%	7,079	15.8%
Commercial loans	13,889	8.4%	12,751	11.9%	4,979	11.1%
Consumer	2,699	1.6%	1,308	1.2%	456	1.0%

Total loans	165,746	100.0%	107,343	100.0%	44,924	100.0%

Less: Allowance for loan losses	(2,046)		(1,345)		(564)
Deferred loan costs, net	351		291		169

Loans receivable, net	$164,051		$106,289		$44,529

Maturities of Loans. The following table shows the contractual maturities of the Bank’s loan portfolio at December 31, 2009. Loans with scheduled maturities (based on only contract term) are reported in the maturity category in which the payment is due. Demand loans with no stated maturity and overdrafts, if any, are reported in the “due one year or less” category. Loans that have adjustable rates are shown as amortizing to final maturity rather than when the interest rates are next subject to change. The table does not include prepayment or scheduled principal repayments (in thousands):

Type of Loan	Due in 1 Year or Less	Due After 1 to 5 Years	Due After 5 Years	Total

Commercial Real Estate	$51,133	55,659	37,442	144,234
Residential Real Estate and Home Equity	3,541	7,338	41,323	52,202
Construction	1,804	9,254	4,342	15,400
Commercial	7,487	6,850	8,025	22,362
Consumer	1,696	1,282	152	3,130

Total	$65,661	80,383	91,284	237,328

For the above loans due after one year or more, the following is a presentation of an analysis of sensitivities to changes in interest rates at December 31, 2009 (in thousands):

Type of Loan	Fixed Interest Rate	Floating Interest Rate	Total

Commercial Real Estate	$38,153	54,948	93,101
Residential Real Estate and Home Equity	12,041	36,620	48,661
Construction	9,870	3,726	13,596
Commercial	5,970	8,905	14,875
Consumer	1,434	—	1,434

Total	$67,468	104,199	171,667

The following table sets forth certain information on non-accrual loans and foreclosed assets, the ratio of such loans and foreclosed assets to total assets as of the dates indicated, and certain other related information (dollars in thousands). The increase in non-accrual loans is primarily attributable to the downturn in the economy, and the expectations for a lengthened period of economic weakness.

	At December 31,
	2009	2008	2007	2006	2005

Non-accrual loans:
Commercial real estate	$363	272	—	—	—
Commercial	—	—	—	—	—
Construction and land development	1,724	781	—	—	—
Residential	755	444	—	—	—
Home equity	—	—	—	—	—
Other loans	—	—	—	—	—

Total non-accrual loans	$2,842	1,497	—	—	—

Accruing loans over 90 days delinquent:
Commercial real estate	—	—	—	—	—
Commercial	—	—	—	—	—
Other loans	—	—	—	—	—

Total accruing loans over 90 days delinquent	—	—	—	—	—

Total nonperforming loans	$2,842	1,497	—	—	—

Foreclosed assets	1,583	651	—	—	—

Total non-performing loans and foreclosed assets	$4,425	2,148	—	—	—

Total non-performing loans as a percentage of total loans	1.21%	0.73%	—	—	—

Total non-performing loans as a percentage of total assets	0.92%	0.58%	—	—	—

Total accruing loans over 90 days delinquent as a percentage of total assets	—	—	—	—	—

Restructured troubled debt	$1,836	3,085	—	—	—

Loan Quality

Management seeks to maintain a high quality of loans through sound underwriting and lending practices. As of December 31, 2009, approximately 89% of the total loan portfolio was collateralized by commercial and residential real estate mortgages. The level of non-performing loans and real estate owned also is relevant to the credit quality of a loan portfolio. As of December 31, 2009, there were $2,842,000 in non-performing loans (those 90 days or more past due).

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

The Bank, on a routine basis, monitors these concentrations in order to consider adjustments in its lending practices to reflect economic conditions, loan to deposit ratios, and industry trends. As of December 31, 2009, loans collateralized with mortgages on real estate represented 89% of the loan portfolio and were to borrowers in varying activities and businesses.

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

Real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned (“OREO”). OREO properties are recorded at the lower of cost or fair value less estimated selling costs, and the estimated loss, if any, is charged to the allowance for credit losses at the time it is transferred to OREO. Further write-downs in OREO are recorded at the time management believes additional deterioration in value has occurred and are charged to noninterest expense. As of December 31, 2009, the Company had OREO totaling $1,583,000.

Accounting standards require the Bank to identify loans, for which the Bank probably will not receive full repayment of principal and interest, as impaired loans. The Statements require that impaired loans be valued at the present value of expected future cash flows, discounted at the loan’s effective interest rate, or at the observable market price of the loan, or the fair value of the underlying collateral if the loan is collateral dependent. The Bank has implemented the Statements by including in its quarterly review of the adequacy of the allowance for credit losses, to also identify and value impaired loans in accordance with guidance in the Statements. Loans totaling $6,727,000 were deemed to be impaired under the Bank’s policy at December 31, 2009.

At December 31, 2009, the Bank had no accruing loans which were contractually past due 90 days or more as to principal and interest and $1,836,000 in troubled debt restructurings.

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

At December 31, 2009, loan balances totaling $5,818,000 were classified as Special Mention. There were no concentrations of loans exceeding 10% of total loans which has not been disclosed as a category of loans.

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

The allowance for loan losses totaled approximately $3,035,000 at December 31, 2009, and there were $692,000 in loans charged-off in 2009. Considering the nature of the Bank’s loan portfolio, management believes that the allowance for loan losses at December 31, 2009, was adequate.

The Bank’s allowance for possible loan losses was allocated using peer group averages and actual loss experiences of peers, as follows (in thousands):

	At December 31,
	2009		2008
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
At the end of year allocated to:

Commercial	$263	9.4%	$201	9.5%
Commercial real estate	2,289	60.8%	1,627	49.5%
Residential real estate and home equity	208	22.0%	206	17.7%
Construction	221	6.5%	624	21.9%
Consumer	54	1.3%	56	1.4%

Total	$3,035	100.0%	$2,714	100.0%

	At December 31,
	2007		2006		2005
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
At the end of year allocated to:

Commercial	$208	8.4%	$183	13.7%	$75	11.0%
Commercial real estate	1,060	48.6%	809	60.1%	352	59.3%
Residential real estate and home equity	139	17.4%	79	5.9%	23	12.9%
Construction	593	24.0%	252	18.7%	106	15.8%
Consumer	46	1.6%	22	1.6%	8	1.0%

Total	$2,046	100.0%	$1,345	100.0%	$564	100.0%

The following table sets forth certain information with respect to activity in our allowance for loan losses during the years indicated (dollars in thousands):

	At December 31,
	2009	2008	2007	2006	2005
Allowance at beginning of year	$2,714	2,046	1,345	564	—

Charge-offs:
Commercial real estate	$339	—	—	—	—
Commercial	—	—	—	—	—
Construction and land development	—	371	—	—	—
Residential	307	76	—	—	—
Home equity	—	—	—	—	—
Other loans	46	—	—	—	—

Total charge-offs	$692	447	—	—	—

Recoveries:
Commercial real estate	—	—	—	—	—
Commercial	—	—	—	—	—
Other loans	1	—	—	—	—

Total recoveries	1	—	—	—	—

Provision for loan losses charged to operations	1,012	1,115	701	781	564

Allowance at end of year	3,035	2,714	2,046	1,345	564

Ratio of net charge-offs during the year to Average loans outstanding during the year	0.32%	0.24%	—	—	—

Allowance for loan losses as a percentage Of total loans at end of year	1.29%	1.32%	1.25%	1.27%	1.27%

Allowance for loan losses as a percentage of non-performing loans	106.79%	181.30%	—	—	—

Investment Securities

At December 31, 2009 the Bank’s investment portfolio has been classified as Available-for-Sale with no securities classified as Held-to-Maturity. The following table sets forth the carrying amount of the Bank’s investment portfolio ($ in thousands):

	At December 31,
	2009	2008	2007

Available-for-Sale:
Mortgage-backed securities	$30,277	$10,113	5,496
U.S. Government agency securities	1,005	3,010	15,041

Total securities held to maturity	$31,282	$13,123	$20,537

Federal Home Loan Bank stock	$1,499	$1,356	$836
Federal funds sold	$11,925	$5,504	$1,730
Interest-earning deposits	$285	$204	$103
Interest-bearing time deposits in Banks	$8,182	$14,507	$2,046

The carrying amount and weighted average yields for investments at December 31, 2009 are shown below ($ in thousands):

Maturing In	Mortgage Backed	U.S. Government Agency Securities	Total	Weighted Average Yields (1)
Due in 1 to 5 years	$—	1,005	1,005	3.30%
Mortgage backed securities	30,277	—	30,277	3.65%

Total	$30,277	1,005	31,282	3.64%

(1)	All securities are listed at actual yield and not on a tax equivalent basis. No securities are tax exempt.

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

	December 31,
	2009		2008		2007
	Amount	% of Deposits	Amount	% of Deposits	Amount	% of Deposits
Noninterest-bearing deposits	$18,136	7.3	$15,161	7.5	$13,159	8.0
Money-market accounts	38,540	15.4	23,742	11.7	28,433	17.3
NOW	9,036	3.6	4,955	2.4	5,630	3.5
Savings	25,961	10.4	14,412	7.1	869.5

Subtotal	$91,673	36.7	$58,270	28.7	$48,091	29.3

Time deposits:
0.00-0.99%	338.1		—	—	—	—
1.00-1.99%	67,074	26.8	—	—	—	—
2.00-2.99%	62,893	25.2	3,431	1.7	21	—
3.00-3.99%	14,566	5.8	66,113	32.6	542.3
4.00-4.99%	4,283	1.7	54,376	26.8	24,977	15.2
5.00-5.99%	9,162	3.7	20,724	10.2	90,211	54.9
6.00-6.99%	—	—	—	—	401.3

Total time deposits	$158,316	63.3	$144,644	71.3	$116,152	70.7

Total deposits	$249,989	100.0	$202,914	100.0	$164.243	100.0

Maturity terms, service fees and withdrawal penalties are established by the Bank on a periodic basis. The determination of rates and terms is predicated on funds acquisition and liquidity requirements, rates paid by competitors, growth goals and federal regulations.

FDIC regulations limit the ability of certain insured depository institutions to accept, renew, or rollover deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions having the same type of charter in such depository institutions’ normal market area. Under these regulations, “well capitalized” depository institutions may accept, renew, or roll over deposits at such rates without restriction, “adequately capitalized” depository institutions may accept, renew or roll over deposits at such rates with a waiver from the FDIC (subject to certain restrictions on payments of rates), and “undercapitalized” depository institutions may not accept, renew or roll over deposits at such rates. The regulations contemplate that the definitions of “well capitalized,” “adequately capitalized” and “undercapitalized” will be the same as the definitions adopted by the agencies to implement the prompt corrective action provisions of applicable law. See “Supervision, Regulation and Governmental Policy – Capital Requirements.” As of December 31, 2009, the Bank met the definition of a “well capitalized” depository institution.

The Bank does not have a concentration of deposits from any one source, the loss of which would have a material adverse effect on the Bank. Management believes that substantially all of the Bank’s depositors are residents in its primary market area.

The Company also utilizes customer funds in the CDARS program, which allows customers to obtain full FDIC insurance and has the Bank offer offsetting certificates of deposit in participating banks. These deposits from other banks count as brokered deposits and totaled $15.3 million as of December 31, 2009.

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

As of December 31, 2009, time deposits of $100,000 and over mature as follows (in thousands):

Due in three months or less	$11,873
Due from three months to six months	19,174
Due from six months to one year	16,550
Due over one year	13,397

Total	$60,994

Borrowings

The Company has entered into short-term borrowing arrangements with customers consisting of securities sold under repurchase agreements. The agreements are on a demand basis and call for the payment of interest based on the federal funds rate.

The following summarizes these borrowings ($ in thousands):

	At December 31,
	2009	2008	2007

Balance outstanding at year-end	$7,633	$7,584	$4,807
Average balance outstanding during the year	7,141	4,727	5,445
Average interest rate paid	.48%	1.46%	4.53%
Maximum amount outstanding at any month-end during year	10,450	7,584	7,001

The Bank has available short term fed funds lines to meet short term liquidity needs. A line of $4,000,000 is available with the Independent Bankers Bank of Florida and $3,000,000 is available with BBVA Compass Bank. No balances were outstanding on these lines at December 31, 2009.

The Bank also has an agreement with the Federal Home Loan Bank of Atlanta and pledges its loan portfolio as collateral. There were eight advances outstanding at December 31, 2009. The maturity and interest rate of the Federal Home Loan Bank (“FHLB”) advances are as follows at December 31, 2009 ($ in thousands):

Advance	Maturity	Interest Rate	Amount
5/23/06	2016	4.47%	$5,000
8/30/06	2016	4.71%	3,000
5/18/07	2017	4.22%	5,000
1/07/08	2010	3.54%	2,000
2/22/08	2010	2.86%	2,000
8/14/09	2011	1.23%	2,000
12/02/09	2011	1.04%	1,000
12/02/09	2011	0.76%	1,000

			$21,000

One advance with a 2016 maturity date and interest rate of 4.47% has a call feature benefiting the issuer with a call date of February 23, 2010. The advance with a 2017 maturity date has a call feature benefiting the issuer with a call date of February 18, 2010.

Results of Operations

Net interest income, which constitutes the principal source of income for the Bank, represents the excess of interest income on interest-earning assets over interest expense on interest-bearing liabilities. The principal interest-earning assets are federal funds sold, time deposits in banks, investment securities and loans receivable. Interest-bearing liabilities primarily consist of time deposits, interest-bearing checking accounts (“NOW accounts”), savings deposits, money-market accounts and Federal Home Loan Bank advances. Funds attracted by these interest-bearing liabilities are invested in interest-earning assets. Accordingly, net interest income depends upon the volume of average interest-earning assets and average interest-bearing liabilities and the interest rates earned or paid on them.

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

	December 31,
	2009			2008			2007
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate

Interest-earning assets:
Loans	$219,392	$12,921	5.89%	$185,472	$11,781	6.33%	$138,018	$10,453	7.57%
Securities	22,219	844	3.80%	13,774	705	5.10%	16,477	968	5.87%
Other(1)	24,705	496	2.01%	16,110	380	2.35%	14,876	642	4.32%

Total interest-earning assets	266,316	14,261	5.35%	215,356	12,866	5.96%	169,371	12,063	7.12%

Noninterest-earning assets	23,897			16,829			11,685

Total Assets	$290,213			$232,185			$181,056

Interest-bearing liabilities:
Savings, NOW and MMKT	$58,234	$409	0.70%	$37,853	$888	2.34%	$33,223	$1,148	3.45%
Time Deposits <$100,000	103,760	3,871	3.73%	81,388	3,673	4.50%	48,897	2,645	5.41%
Time Deposits >=$100,000	49,407	1,636	3.31%	48,324	2,173	4.48%	47,351	2,386	5.04%

Deposits	211,401	5,916	2.80%	167,565	6,734	4.01%	129,471	6,179	4.77%

Other borrowings	$28,347	816	2.88%	$23,624	831	3.51%	$17,318	789	4.56%

Total interest-bearing liabilities	239,748	6,732	2.81%	191,189	7,565	3.95%	146,789	6,968	4.75%

Capitalized interest		—			(180)			(149)

Net interest expense		6,732			7,385			6,819

Noninterest-bearing deposits	18,135			15,440			13,975
Noninterest bearing liabilities	1,685			1,210			1,215
Stockholder’s equity	30,645			24,346			19,077

Total liabilities and stockholder’s equity	$290,213			$232,185			$181,056

Net earning assets	$26,568			$24,167			$22,582

Net Interest income		$7,529			$5,481			$5,244

Interest-rate spread			2.55%			2.01%			2.37%

Net interest margin(2)			2.83%			2.54%			3.10%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.11			1.13			1.15

(1)	Other interest-earning assets included Federal funds sold and Federal Home Loan Bank stock.
(2)	Net interest margin is net interest income divided by total interest-earning assets.

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

	Rate	Volume	Rate/Volume	Total
	(In thousands)
Year Ended December 31, 2009 vs. 2008:
Interest-earning assets:
Loans	$(858)	$2,155	$(157)	$1,140
Securities	(182)	432	(111)	139
Other Interest Earning Assets	(57)	203	(30)	116

Total	(1,097)	2,790	(298)	1,395

Interest-bearing liabilities:
Deposits
Savings, demand, money-market and NOW deposits	(622)	478	(335)	(479)
Time deposits	(1,182)	1,057	(214)	(339)
Other borrowings	(151)	166	(30)	(15)

Total	(1,955)	1,701	(579)	(833)

Net change in net interest income	$858	$1,089	$281	$2,228

	Rate	Volume	Rate/Volume	Total
	(In thousands)
Year Ended December 31, 2008 vs. 2007:
Interest-earning assets:
Loans	$(1,685)	$3,594	$(580)	$1,328
Securities	(125)	(159)	20	(263)
Other Interest Earning Assets	(291)	53	(24)	(262)

Total	(2,101)	3,488	(584)	803

Interest-bearing liabilities:
Deposits
Savings, demand, money-market and NOW deposits	(369)	160	(51)	(260)
Time deposits	(693)	1,749	(241)	815
Other borrowings	(180)	287	(65)	42

Total	(1,242)	2,196	(357)	597

Net change in net interest income	$(859)	$1,292	$(227)	$206

Comparison of the years ended December 31, 2009 and 2008

General Operating Results. Net loss available to common shareholders for the twelve month period ended December 31, 2009 was $389,000 or $0.15 per basic and diluted share, compared to a net loss of $485,000, or $0.19 per basic and diluted share for the comparable period in 2008. The $96,000 decrease in net loss resulted primarily from an increase in net interest income of $2.0 million and a $330,000 increase in non-interest income, partially offset by a $1.7 million increase in non-interest expense, a $396,000 increase in the preferred stock dividends and accretion, and a $315,000 increase in income tax expense.

Interest Income. Interest income increased $1.4 million to $14.3 million for the twelve month period ended December 31, 2009, compared to $12.9 million in interest income for the twelve month period ended December 31, 2008. The increase was due to a $51.0 million increase in average interest earning assets outstanding at December 31, 2009 compared to December 31, 2008, partially offset by a decrease in the average yield earned on interest earning assets from 5.96% for the twelve months ended December 31, 2008 to 5.35% for the twelve months ended December 31, 2009.

Interest Expense. Interest expense decreased $653,000 from $7.4 million for the twelve month period ended December 31, 2008 to $6.7 million for the twelve month period ended December 31, 2009. The decrease was primarily due to a decrease in the average cost of interest bearing liabilities from 3.95% for the twelve months ended December 31, 2008 to 2.81% for the comparable 2009 period, partially offset by an increase of $48.6 million in average interest bearing liabilities outstanding at December 31, 2009 compared to December 31, 2008.

Provision for Loan Losses. The provision for loan losses is charged to operations to increase the total loan loss allowance to a level deemed appropriate by management. The provision is based upon the volume and type of lending conducted by the Company, industry standards, general economic conditions, particularly as they relate to the Company’s market area, and other factors related to the collectibility of the Company’s loan portfolio. The Company recorded provisions for loan losses for the twelve month periods ended December 31, 2009 and 2008 of $1.0 million and $1.1 million, respectively. Management believes that the allowance for loan losses, which was $3.0 million or 1.28% of gross loans at December 31, 2009, is adequate.

Non-Interest Income. Non-interest income increased $330,000 during 2009 to $1.5 million, compared to $1.2 million in 2008. The increase was primarily due to an increase of $46,000 in gain on sales of loans held for sale, an increase of $37,000 in deposit account fees, and a $227,000 increase in net gain on sale of securities.

Non-Interest Expense. Non-interest expenses increased by $1.7 million from $6.3 million for the twelve month period ended December 31, 2008 to $8.0 million for the twelve month period ended December 31, 2009. The increase was primarily due to increases of $171,000 in salaries and employee benefits, $304,000 in occupancy and equipment expense, $112,000 in data processing expense, $625,000 for impairment of Silverton Bank stock, and $507,000 in other non-interest expense, all related to the overall growth of the Company, with the exception of the impairment of Silverton Bank stock, which was the result of the FDIC being named receiver of Silverton Bank.

Income Taxes. The income tax expense was $57,000 for the twelve month period ended December 31, 2009 and the income tax benefit was $258,000 for the corresponding period in 2008.

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

Currently the Company has not entered into any interest rate swaps or similar hedging instruments in connection with its asset/liability management and the Company does not expect to use interest rate swaps in its operations. Further discussion on off-balance-sheet arrangements can be found in Note 10 of the Notes to Consolidated Financial Statements. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, unused lines of credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. The Company also did not have any significant interest rate lock commitments at December 31, 2009.

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

The following table sets forth certain information relating to the Company’s interest-earning assets and interest-bearing liabilities at December 31, 2009 that are estimated to mature or are scheduled to reprice within the period shown ($ in thousands):

	Under 3 Months	3 to 12 Months	1-5 Years	Over Five Years	Total

Interest-earning deposits	$285	—	—	—	285
Federal funds sold	11,925	—	—	—	11,925
Interest bearing time deposits in Banks	5,895	2,287	—	—	8,182
Loans (1)	96,637	29,869	89,250	21,959	237,715
Securities (2)	1,608	4,928	12,409	13,836	32,781

Total rate-sensitive assets (earning assets)	$116,350	37,084	101,659	35,795	290,888

Money market (3)	19,270	9,635	9,635	—	38,540
Savings and NOW deposits (3)	17,499	17,498	—	—	34,997
Time deposits (3)	33,946	74,355	50,015	—	158,316
Other borrowings (4)	11,633	—	4,000	13,000	28,633

Total rate-sensitive liabilities	$82,348	101,488	63,650	13,000	260,486

Gap (repricing differences)	$34,002	(64,404)	38,009	22,795	30,403

Cumulative Gap	$34,002	(30,402)	7,607	30,402

Cumulative Gap/total assets	10.9%	(9.8)%	2.4%	9.8%

Cumulative Gap/total earning assets	11.7%	(10.5)%	2.6%	10.5%

Total assets					$310,583

Total earning assets					$290,888

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

(4)	Federal Home Loan Bank advances with call features are scheduled based on call dates.

Selected Quarterly Results

	2009				2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Interest income	$3,312	3,577	3,671	3,701	3,203	3,111	3,230	3,322
Interest expense	1,838	1,810	1,622	1,462	1,876	1,777	1,785	1,947
Net interest income	1,474	1,767	2,049	2,239	1,327	1,334	1,445	1,375
Provision for loan losses	94	293	295	330	185	56	170	704
Noninterest income	303	307	336	576	299	297	286	310
Noninterest expense	1,763	2,516	1,898	1,798	1,440	1,494	1,588	1,779
Earnings (loss) before income taxes	(80)	(735)	192	687	1	81	(27)	(798)
Net earnings	(66)	(473)	108	438	(7)	47	(23)	(502)
Earnings (loss) per share – basic	(0.06)	(0.22)	—	0.13	—	0.02	(0.01)	(0.20)
Earnings (loss) per share – diluted	(0.06)	(0.22)	—	0.13	—	0.02	(0.01)	(0.20)

	2007				2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Interest income	$2,472	2,877	3,296	3,418	1,169	1,549	1,944	2,272
Interest expense	1,401	1,556	1,899	1,963	578	811	1,049	1,265
Net interest income	1,071	1,321	1,397	1,455	591	738	895	1,007
Provision for loan losses	143	198	135	225	126	232	205	218
Noninterest income	272	304	289	224	117	276	291	249
Noninterest expense	1,298	1,338	1,494	1,450	763	929	1,022	1,231
Earnings before income Taxes	(98)	89	57	4	(181)	(147)	(41)	(193)
Net earnings	(60)	58	25	(20)	(114)	(97)	(29)	(123)
Basic earnings per common and diluted share	(0.03)	0.03	0.01	(0.01)	(.08)	(.06)	(.02)	(.07)

	2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Interest income	$116	233	570	862
Interest expense	8	92	238	387
Net interest income	108	141	332	475
Provision for loan losses	15	118	259	172
Noninterest income	0	35	83	67
Noninterest expense	486	509	705	764
Earnings before income taxes	(393)	(451)	(549)	(394)
Net earnings	(143)	(326)	(325)	(215)
Basic earnings per common and diluted share	(.10)	(.22)	(.22)	(.13)

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

The financial statements of the Company at December 31, 2009 and 2008 and for the years then ended are set forth in this Form 10-K as Exhibit 13.1.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.

Based on our assessment, management believes that, as of December 31, 2009, our internal control over financial reporting is effective based on those criteria.

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

As of December 31, 2009, the Bank had an aggregate total of $11,497,482 outstanding in loans and other extensions of credit to Affiliates. At December 31, 2009, the Bank had unsecured loans outstanding with aggregate outstanding balances of $5,870,437 of which $2,698,700 were to insiders. All such loans (both those to insiders and those to unaffiliated borrowers) were underwritten to the same policy standards and are due on demand. No insider received any preferential treatment with regard to interest rates, maturity, payment schedule or other features of the loans. All of the outstanding loans to directors and executive officers are performing pursuant to their terms.

The Bank leases a loan production office facility in Gainesville, Florida from Bosshardt Realty Services, Inc. Bosshardt Realty Services, Inc. is owned by director Carol R. Bosshardt. The total amount of lease payments paid during 2009 was approximately $30,000. The lease is ongoing but may be terminated by either party, with or without cause, upon ninety days advance written notice, or may be terminated at any time upon the mutual agreement of the Bank and Bosshardt Realty Services, Inc.

Information contained in the section captioned “Directors” and under “Election of Directors” in the Proxy statement, is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information contained in the section captioned “Ratification of the Appointment of the Independent Auditor for the Fiscal Year Ending December 31, 2010” in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

The following documents are filed as part of this report as Exhibit 13.1.

Consolidated Financial Statements of Alarion Financial Services, Inc. (including all required schedules):

1.	Independent Auditor’s Report;

2.	Consolidated Balance Sheets at December 31, 2009 and 2008;

3.	Consolidated Statements of Earnings, Stockholders’ Equity, and Statements of Cash Flows for years ended December 31, 2009 and 2008.

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

(a)	3.1	Articles of Incorporation

(a)	3.2	Bylaws

(b)	3.3	Articles of Amendment to the Articles of Incorporation authorizing the Series A Preferred Shares

(b)	3.4	Articles of Amendment to the Articles of Incorporation authorizing the Series B Preferred Shares

(a)	4.1	Specimen Common Stock Certificate

(a)	4.2	Warrant Plan and Specimen Warrant Plan

(b)	4.3	Form of Certificate for Series A Preferred Stock

(b)	4.4	Form of Certificate for Series B Preferred Stock

(c)	4.5	2005 Stock Plan

(a)	10.1	Employment Agreement with Jon M. Kurtz

(a)	10.2	Lease for Main Office

(b)	10.3	Letter Agreement, dated January 23, 2009 between AFSI and the United States Department of the Treasury

(b)	10.4	Form of Waiver

(b)	10.5	Form of Compliance Agreement

(b)	10.6	Securities Purchase Agreement – Standard Terms between the Company and the United States Department of the Treasury

(d)	10.7	Employment Agreement with Walter R. Czuryla

(d)	10.8	Employment Agreement with Robert L. Page

	13.1	Financial Statements

(a)	14.1	Code of Ethics

(a)	21.1	Schedule of Subsidiaries

	31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d- 14(a) under the Exchange Act

	31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)/15d- 14(a) under the Exchange Act

	32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be duly signed on its behalf by the undersigned, thereunto duly authorized, in the City of Ocala, State of Florida, on the 25th day of March, 2010.

ALARION FINANCIAL SERVICES, INC.

/s/ Jon M. Kurtz
Jon M. Kurtz
Principal Executive Officer

/s/ Matthew Ivers
Matthew Ivers
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the 25th day of March, 2010:

/s/ Loralee W. Miller	Chairperson of the Board
Loralee W. Miller

/s/ Michael P. Hill	Director and Vice Chairman of the Board
Michael P. Hill

/s/ Spencer Barrett	Director
Spencer Barrett

/s/ Carol R. Bosshardt	Director
Carol R. Bosshardt

/s/ Gloria W. Fletcher	Director
Gloria W. Fletcher

/s/ Jon M. Kurtz	Principal Executive Officer, President and Director
Jon M. Kurtz

/s/ Ignacio L. Leon	Director
Ignacio L. Leon

/s/ Job E. White	Director
Job E. White

/s/ Tommy W. Williams, Jr.	Director
Tommy W. Williams, Jr.

Alarion Financial Services, Inc.

Form 10-K

For Fiscal Year Ending December 31, 2009

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

Exhibit No.	Exhibit

(a) 3.1	Articles of Incorporation

(a) 3.2	Bylaws

(b) 3.3	Articles of Amendment to the Articles of Incorporation authorizing the Series A Preferred Shares

(b) 3.4	Articles of Amendment to the Articles of Incorporation authorizing the Series B Preferred Shares

(a) 4.1	Specimen Common Stock Certificate

(a) 4.2	Warrant Plan and Specimen Warrant Plan

(b) 4.3	Form of Certificate for Series A Preferred Stock

(b) 4.4	Form of Certificate for Series B Preferred Stock

(c) 4.5	2005 Stock Plan

(a) 10.1	Employment Agreement with Jon M. Kurtz

(a) 10.2	Lease for Main Office

(b) 10.3	Letter Agreement, dated January 23, 2009 between AFSI and the United States Department of the Treasury

(b) 10.4	Form of Waiver

(b) 10.5	Form of Compliance Agreement

(b) 10.6	Securities Purchase Agreement – Standard Terms between the Company and the United States Department of the Treasury

(d) 10.7	Employment Agreement with Walter R. Czuryla

(d) 10.8	Employment Agreement with Robert L. Page

13.1	Financial Statements

(a)14.1	Code of Ethics

(a)21.1	Schedule of Subsidiaries

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.