Form 10-Q
period 2010-03-31
Alarion Financial Services Inc
filed 2010-05-17
CIK 1353174

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

*	The registrant has not yet been phased into the interactive data requirements.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common stock, par value $.01 per share	2,653,208 shares outstanding at May 14, 2010

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

($ in thousands, except per share amounts)

	At March 31, 2010	At December 31, 2009
	(unaudited)
Assets

Cash and due from banks	$3,495	3,993
Interest bearing time deposits in banks	5,148	5,895
Interest-earning deposits and federal funds sold	11,262	12,210

Cash and cash equivalents	19,905	22,098

Interest bearing time deposits in banks	1,297	2,287
Securities available for sale	41,846	31,282
Loans, net of allowance for loan losses of $3,825 and $3,035	235,026	234,680
Accrued interest receivable	957	939
Premises and equipment, net	13,203	13,310
Other real estate owned	1,583	1,583
Federal Home Loan Bank stock, at cost	1,499	1,499
Deferred income taxes	1,171	1,156
Other assets	1,598	1,749

Total assets	$318,085	310,583

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing demand deposits	21,504	18,136
NOW, money-market and savings deposits	68,303	73,537
Time deposits < $100,000	96,557	97,322
Time deposits > = $100,000	73,630	60,994

Total deposits	259,994	249,989
Federal Home Loan Bank advances	21,000	21,000
Other borrowings	4,673	7,633
Accrued interest payable	636	640
Accrued expenses and other liabilities	1,201	615

Total liabilities	287,504	279,877

Stockholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized:
Preferred stock, Series A, $.01 par value; $1,000 liquidation value; 6,514 shares outstanding	—	—
Preferred stock, Series B, $.01 par value; $1,000 liquidation value; 326 shares outstanding	—	—
Additional paid-in capital, preferred	6,840	6,840
Preferred stock discount	(248)	(265)
Common stock, $.01 par value; 4,000,000 shares authorized, 2,653,208 shares issued and outstanding	27	27
Additional paid-in capital, common	26,684	26,680
Accumulated deficit	(2,712)	(2,531)
Accumulated other comprehensive loss	(10)	(45)

Total stockholders’ equity	30,581	30,706

Total liabilities and stockholders’ equity	$318,085	310,583

See accompanying Notes to Condensed Consolidated Financial Statements.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

($ in thousands, except per share amounts)

	Three Months Ended March 31,
	2010	2009
Interest income:
Loans	$3,286	3,040
Securities	311	133
Other	33	139

Total interest income	3,630	3,312

Interest expense:
Deposits	1,176	1,635
Borrowings	177	203

Total interest expense	1,353	1,838

Net interest income	2,277	1,474

Provision for loan losses	790	94

Net interest income after provision for loan losses	1,487	1,380

Noninterest income:
Deposit account fees	95	91
Gain on sales of loans held for sale	175	197
Other	38	15

Total noninterest income	308	303

Noninterest expense:
Salaries and employee benefits	945	931
Occupancy and equipment	292	262
Data processing	135	136
Professional services	99	81
Advertising and promotion	39	34
Office supplies and printing	31	30
Other	367	289

Total noninterest expense	1,908	1,763

Loss before income tax benefit	(113)	(80)

Income tax benefit	(36)	(14)

Net loss	(77)	(66)

Preferred stock dividend requirements and accretion of preferred stock to par	104	81

Net loss available to common shareholders	$(181)	(147)

Loss per common share – basic	$(0.07)	(0.06)

Loss per common share – diluted	$(0.07)	(0.06)

Weighted-average number of common shares outstanding, basic	2,653,208	2,653,208

Weighted-average number of common shares outstanding, diluted	2,653,208	2,653,208

Dividends per common share	$—	—

See accompanying Notes to Condensed Consolidated Financial Statements.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

Three Months Ended March 31, 2010 and 2009

($ in thousands)

	Preferred Stock						Common Stock			Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Series A		Series B		Additional Paid-in Capital				Additional Paid-In Capital
	Shares	Amount	Shares	Amount		Discount	Shares	Amount

Balance at December 31, 2008	—	$—	—	$—	—	—	2,653,208	$27	26,613	(2,142)	138	24,636

Comprehensive loss:
Net loss (unaudited)	—	—	—	—	—	—	—	—	—	(66)	—	(66)

Net change in unrealized gain on securities available for sale, net of taxes of $(3) (unaudited)	—	—	—	—	—	—	—	—	—	—	(5)	(5)

Comprehensive loss (unaudited)												(71)

Share-based compensation (unaudited)	—	—	—	—	—	—	—	—	34	—	—	34

Proceeds from issuance of 6,514 shares of Series A preferred stock to U.S. Treasury (unaudited)	6,514	—	—	—	6,514	—	—	—	—	—	—	6,514

Preferred stock warrants exercised by U.S. Treasury (unaudited)	—	—	326	—	326	(326)	—	—	—	—	—	—

Preferred stock dividend requirements and Series B preferred stock accretion (unaudited)	—	—	—	—	—	13	—	—	—	(81)	—	(68)

Balance at March 31, 2009 (unaudited)	6,514	$—	326	$—	6,840	(313)	2,653,208	$27	26,647	(2,289)	133	31,045

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited), Continued

Three Months Ended March 31, 2010 and 2009

($ in thousands)

	Preferred Stock						Common Stock			Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Series A		Series B		Additional Paid-in Capital				Additional Paid-In Capital
	Shares	Amount	Shares	Amount		Discount	Shares	Amount

Balance at December 31, 2009	6,514	$—	326	$—	6,840	(265)	2,653,208	$27	26,680	(2,531)	(45)	30,706

Comprehensive loss:
Net loss (unaudited)	—	—	—	—	—	—	—	—	—	(77)	—	(77)

Net change in unrealized loss on securities available for sale, net of taxes of $22 (unaudited)	—	—	—	—	—	—	—	—	—	—	35	35

Comprehensive loss (unaudited)												(42)

Share-based compensation (unaudited)	—	—	—	—	—	—	—	—	4	—	—	4

Preferred stock dividend requirements and Series B preferred stock accretion (unaudited)	—	—	—	—	—	17	—	—	—	(104)	—	(87)

Balance at March 31, 2010 (unaudited)	6,514	$—	326	$—	6,840	(248)	2,653,208	$27	26,684	(2,712)	(10)	30,581

See accompanying Notes to Condensed Consolidated Financial Statements.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(77)	(66)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	790	94
Share-based compensation	4	34
Depreciation and amortization	155	156
Net decrease (increase) in loans held for sale	1,417	(7)
Deferred income tax benefit	(37)	(14)
Net amortization of deferred loan fees and costs	20	8
Net decrease in accrued interest payable	(4)	(36)
Net (increase) decrease in accrued interest receivable	(18)	19
Net decrease (increase) in other assets	151	(91)
Net increase in accrued expenses and other liabilities	586	103

Net cash provided by operating activities	2,987	200

Cash flows from investing activities:
Proceeds from principal repayments and maturities on securities available for sale	2,111	3,706
Purchase of securities available for sale	(12,618)	(9,311)
Net decrease (increase) in time deposits	990	(8,784)
Loan disbursements, net of repayments	(2,573)	(7,402)
Purchase of premises and equipment	(48)	(113)
Proceeds from sale of other real estate owned	—	51
Purchase of Federal Home Loan Bank stock	—	(98)

Net cash used in investing activities	(12,138)	(21,951)

Cash flows from financing activities:
Net increase in deposits	10,005	21,090
Net decrease in other borrowings	(2,960)	(1,803)
Net decrease in advances from Federal Home Loan Bank	—	(1,000)
Proceeds from preferred stock issued	—	6,514
Preferred stock dividend requirements and Series B stock accretion	(87)	(68)

Net cash provided by financing activities	6,958	24,733

Net (decrease) increase in cash and cash equivalents	(2,193)	2,982

Cash and cash equivalents at beginning of period	22,098	9,471

Cash and cash equivalents at end of period	$19,905	12,453

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,357	1,874

Income taxes	$—	—

Noncash transactions:
Accumulated other comprehensive income, net change in unrealized gain (loss) on securities available for sale, net of taxes	$35	(5)

Transfer of loans to other real estate owned	$—	329

See accompanying Notes to Condensed Consolidated Financial Statements.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation. In the opinion of the management of Alarion Financial Services, Inc. (the “Holding Company”), the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position at March 31, 2010 and the results of operations and cash flows for the three-month periods ended March 31, 2010 and 2009. The results of operations for the three-month period ended March 31, 2010, are not necessarily indicative of results that may be expected for the year ending December 31, 2010.

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

2. Securities. Securities have been classified according to management’s intent. The carrying amount of securities available for sale and their approximate fair values are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At March 31, 2010:
U.S. Government agency securities	$5,108	—	(125)	4,983
Mortgage-backed securities	36,752	265	(154)	36,863

	$41,860	265	(279)	41,846

At December 31, 2009:
U.S. Government agency securities	1,029	—	(24)	1,005
Mortgage-backed securities	30,325	150	(198)	30,277

	$31,354	150	(222)	31,282

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

2. Securities, Continued. Information pertaining to securities with gross unrealized losses at March 31, 2010, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows (in thousands):

	Less Than Twelve Months		More than Twelve Months
	Gross Unrealized Losses	Approximate Fair Value	Gross Unrealized Losses	Approximate Fair Value

U.S. Government agency securities	$125	4,983	—	—
Mortgage-backed securities	154	15,066	—	—

	$279	20,049	—	—

The unrealized losses on thirteen securities were caused by market conditions and not credit quality. It is expected that the securities would not be settled at a price less than the par value of the investments. Because the decline in fair value is attributable to changes in market conditions and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

The scheduled maturities of securities at March 31, 2010 are as follows (in thousands):

	Amortized Cost	Fair Value

Due from five to ten years	$3,026	2,948
Due after ten years	2,082	2,035
Mortgage-backed securities	36,752	36,863

	$41,860	41,846

At March 31, 2010 and December 31, 2009, securities with a carrying value of approximately $13.5 million and $18.2 million, respectively, were pledged for other borrowings and public funds.

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3. Loans. The components of loans are summarized as follows (in thousands):

	At March 31, 2010	At December 31, 2009
Commercial real estate	$148,778	144,234
Residential real estate and home equity	47,206	45,877
Residential mortgages held for sale	4,908	6,325
Construction	12,122	15,400
Commercial	22,606	22,362
Consumer	2,863	3,130

Total loans	238,483	237,328

Add/Deduct: Allowance for loan losses	(3,825)	(3,035)
Deferred loan costs, net	368	387

Loans, net	$235,026	234,680

4. Loan Impairment and Loan Losses. An analysis of the change in the allowance for loan losses follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Balance at January 1	$3,035	2,714
Provision for loan losses	790	94
Charge-offs	—	(351)

Balance at March 31	$3,825	2,457

With the Federal Deposit Insurance Corporation’s concurrence, in April 2010, the Bank recorded additional provisions for loan losses of approximately $2 million.

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

4. Loan Impairment and Loan Losses, Continued. The following is a summary of information regarding nonaccrual and impaired loans (in thousands):

	At March 31, 2010	At December 31, 2009
Nonaccrual loans	$5,358	2,842

Accruing loans past due ninety days or more	$83	—

Collateral dependent loans identified as impaired:
Gross loans with no related allowance for losses	4,789	1,932

Gross loans with related allowance for losses recorded	4,559	1,667
Less allowances on these loans	(932)	(246)

Net loans with related allowance	3,627	1,421

Net investment in collateral dependent impaired loans	8,416	3,353

Noncollateral dependent loans identified as impaired:
Gross loans with no related allowance for losses	1,034	1,034

Gross loans with related allowance for losses recorded	2,092	2,094

Less allowance on these loans	(293)	(513)

Net loans with related allowance	1,799	1,581

Net investment in noncollateral dependent impaired loans	2,833	2,615

Net investment in impaired loans	$11,249	5,968

The average net investment in impaired loans and interest income recognized and received on impaired loans are as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Interest income recognized on impaired loans	$72	—

Interest income received on impaired loans	$72	—

Average net recorded investment in impaired loans	$9,601	1,656

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5. Loss Per Share. Basic loss per share has been computed on the basis of the weighted-average number of shares of common stock outstanding during the periods, which was 2,653,208 shares during the three-month periods ended March 31, 2010 and 2009, respectively. All outstanding stock options are not dilutive due to the net losses of the Company.

6. Share-Based Compensation. The Company adopted a stock option plan for its employees and directors (the “Plan”). Fifteen percent of the total amount of common shares outstanding, up to 450,000 shares (currently 397,981 shares), have been reserved under the Plan. Stock options are granted at an exercise price equal to or greater than the fair market value of the common stock on the date of grant. Options granted to directors vest immediately and for employees, the options primarily vest over two years starting with the date of grant and ending on the second anniversary thereof. At March 31, 2010, there were 99,662 options available for future grants under the Plan. A summary of stock option transactions under the Plan for the three-month period ended March 31, 2010, follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2009	276,069	$10.13
Options forfeited	(1,266)	10.39

Options outstanding at March 31, 2010	274,803	$10.13	6.64 years	$—

Options exercisable at March 31, 2010	267,128	$10.13	6.58 years	$—

No options have been granted during 2010. The fair value of each option granted for the three-month period ended March 31, 2009 are estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	1.46%
Dividend yield	—%
Expected stock volatility	10.00%
Expected life in years	5.50
Per share grant-date fair value of options issued during the period	$1.29

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

6. Share-Based Compensation, Continued. The Company has examined its historical pattern of option exercises in an effort to determine if there were any patterns based on certain employee populations. From this analysis, the Company could not identify any patterns in the exercise of options. As such, the Company used the guidance in Staff Accounting Bulletin No. 107 issued by the Securities and Exchange Commission to determine the estimated life of options. Expected volatility is based on historical volatility of similar size financial institutions. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield assumption is based on the Company’s history and expectation of dividend payments.

There were no options exercised during the three month periods ended March 31, 2010 and 2009. At March 31, 2010, there was approximately $9,000 of total unrecognized compensation expense related to the nonvested share-based compensation arrangement granted under the plan. The cost is expected to be recognized over a weighted-average period of ten months. The total fair value of shares vesting and recognized as compensation was approximately $4,000 and $34,000 for the three month periods ended March 31, 2010 and 2009, respectively.

7. Fair Value Measurements. Our listing of financial assets subject to fair value measurements on a recurring basis are as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Fair Value as of March 31, 2010	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$41,846	—	41,846	—

Assets measured at fair value on a nonrecurring basis are summarized below (in thousands):

	Net Carrying Value at March 31, 2010				Total Losses	Total Losses Recorded In Operations For the Period Ended March 31,
	Total	Level 1	Level 2	Level 3		2010
Impaired loans	$3,627	—	—	3,627	932	686

Other real estate owned	$1,583	—	—	1,583	76	—

In addition, loans with a carrying value of $4,789,000 at March 31, 2010 were measured for impairment using Level 3 inputs and had a fair value in excess of carrying value.

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

8. Fair Value of Financial Instruments. The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	At March 31, 2010		At December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$19,905	19,905	22,098	22,098
Interest bearing time deposits in banks	1,297	1,297	2,287	2,287
Securities available for sale	41,846	41,846	31,282	31,282
Loans, net	235,026	237,401	234,680	237,399
Accrued interest receivable	957	957	939	939
Federal Home Loan Bank stock	1,499	1,499	1,499	1,499

Financial liabilities:
Deposits	259,994	263,705	249,989	253,975
Other borrowings	4,673	4,673	7,633	7,633
Federal Home Loan Bank advances	21,000	19,713	21,000	19,788
Accrued interest payable	636	636	640	640

Off-balance-sheet financial instruments	—	—	—	—

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company’s independent registered public accounting firm, has made a limited review of the financial data as of March 31, 2010 and for the three-month periods ended March 31, 2010 and 2009 presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board (United States).

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

Alarion Financial Services, Inc.

Ocala, Florida:

We have reviewed the accompanying condensed consolidated balance sheet of Alarion Financial Services, Inc. and Subsidiaries (the “Company”) as of March 31, 2010, and the related condensed consolidated statements of operations, changes in stockholders’ equity and cash flows for the three-month periods ended March 31, 2010 and 2009. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2009, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated March 30, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2009, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Hacker, Johnson & Smith PA

HACKER, JOHNSON & SMITH PA
Tampa, Florida
May 14, 2010

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

The following table summarizes the Bank’s contractual obligations, including certain on-balance sheet and off-balance sheet obligations, at March 31, 2010 (in thousands):

Contractual Obligations	Total

Time deposit maturities	$170,187
Advances from Federal Home Loan Bank	21,000
Other borrowings	4,673
Commitments to extend credit	7,700
Unused lines of credit	21,856
Standby letters of credit	396

Total	$225,812

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. If such minimum amounts and percentages are met, the Bank is considered “adequately capitalized.” If the actual amounts exceed the requirements of “adequately capitalized,” and meet even more stringent minimum standards, they are considered “well capitalized.” Management believes as of March 31, 2010, the Bank meets the capital requirements for a “well capitalized” financial institution.

The table below shows the total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios of the Bank at March 31, 2010 and December 31, 2009, and the minimum required amounts and percentages ($ in thousands).

	Actual		For Capital Adequacy Purposes		For Well Capitalized Purposes
	Amount	Percent	Amount	Percent	Amount	Percent
As of March 31, 2010:
Total capital (to Risk-Weighted Assets)	$28,291	11.50%	$19,681	8.00%	$24,601	10.00%
Tier I Capital (to Risk-Weighted Assets)	25,206	10.24	9,846	4.00	14,769	6.00
Tier I Capital (to Average Assets)	25,206	8.10	12,447	4.00	15,559	5.00

As of December 31, 2009:
Total capital (to Risk-Weighted Assets)	28,332	11.49	19,726	8.00	24,658	10.00
Tier I Capital (to Risk-Weighted Assets)	25,297	10.26	9,862	4.00	14,794	6.00
Tier I Capital (to Average Assets)	25,297	8.37	12,089	4.00	15,112	5.00

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Results of Operations

The following table shows selected ratios for the periods ended or at the dates indicated:

	Three Months Ended March 31, 2010	Year Ended December 31, 2009	Three Months Ended March 31, 2009
Average equity as a percentage of average assets	9.80%	10.56%	10.89%

Total equity to total assets at end of period	9.61%	9.89%	10.95%

Return on average assets (1)	(.10)%	—%	(.10)%

Return on average equity (1)	(1.02)%	0.02%	(.91)%

Noninterest expense to average assets (1)	2.47%	2.75%	2.66%

Nonperforming loans to total loans at end of period (2)	2.32%	1.21%	.41%

(1)	Annualized for the three-months ended March 31, 2010 and 2009.
(2)	Nonperforming loans consist of nonaccrual loans and accruing loans contractually past due ninety days or more.

Changes in Financial Condition

Total assets increased $7 million or 2%, from $311 million at December 31, 2009 to $318 million at March 31, 2010, primarily as a result of a $11 million increase in securities. Deposits increased $10 million from $250 million at December 31, 2009 to $260 million at March 31, 2010.

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

	Three Months Ended March 31,
	2010			2009
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	($ in thousands)
Interest-earning assets:
Loans	$232,962	3,286	5.72%	$209,249	3,040	5.89%
Securities	35,140	311	3.59	13,607	133	3.96
Other (1)	20,906	33	0.64	26,470	139	2.13

Total interest-earning assets	289,008	3,630	5.09	249,326	3,312	5.39

Noninterest-earning assets	24,179			19,876

Total assets	$313,187			$269,202

Interest-bearing liabilities:
Deposits	234,050	1,176	2.04	196,022	1,635	3.38
Federal Home Loan Bank advances and other borrowings	26,378	177	2.72	26,982	203	3.05

Total interest-bearing liabilities	260,428	1,353	2.11	223,004	1,838	3.34

Noninterest-bearing deposits	20,683			16,650
Noninterest-bearing liabilities	1,385			221
Stockholders’ equity	30,691			29,327

Total liabilities and stockholders’ equity	$313,187			$269,202

Net interest income		$2,277			$1,474

Interest-rate spread			2.98%			2.05%

Net interest margin (2)			3.20%			2.40%

Ratio of interest-earning assets to interest-bearing liabilities	1.11			1.12

(1)	Includes interest-earning deposits, federal funds sold and Federal Home Loan Bank stock.
(2)	Net interest margin is annualized net interest income divided by average interest-earning assets.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Comparison of the Three-Month Periods Ended March 31, 2010 and 2009

General Operating Results. Net loss for the three-month period ended March 31, 2010 was $77,000, or $(0.07) per basic and diluted common share, compared to a net loss of $66,000, or $(.06) per basic and diluted common share, for the comparable period in 2009. The $11,000 increase in net loss resulted primarily from a $145,000 increase in noninterest expense and a $696,000 increase in provision for loan losses, partially offset by an $803,000 increase in net interest income and a $5,000 increase in noninterest income.

Interest Income. Interest income increased $318,000 to $3.6 million for the three-month period ended March 31, 2010, when compared to the three-month period ended March 31, 2009. The increase was due to a $39.7 million increase in average interest-earning assets outstanding for the three months ended March 31, 2010 compared to the 2009 period, partially offset by a decrease in the average yield earned on interest-earning assets from 5.39% for the three months ended March 31, 2009 to 5.09% for the three months ended March 31, 2010.

Interest Expense. Interest expense decreased $485,000 for the three-month period ended March 31, 2010 when compared to the comparable 2009 period. The decrease was primarily due to decrease in the average cost of interest-bearing liabilities from 3.34% for the three months ended March 31, 2009 to 2.11% for the comparable 2010 period, partially offset by a $37.4 million increase in average interest bearing liabilities. Average interest-bearing liabilities increased from $223.0 million outstanding during the three months ended March 31, 2009 to $260.4 million outstanding during the comparable period for 2010.

Provision for Loan Losses. The provision for loan losses is charged to operations to increase the total loan loss allowance to a level deemed appropriate by management. The provision is based upon the volume and type of lending conducted by the Company, industry standards, general economic conditions, particularly as they relate to the Company’s market area, and other factors related to the collectibility of the Company’s loan portfolio. The Company recorded provisions for loan losses for the three-month periods ended March 31, 2010 and 2009 of $790,000 and $94,000, respectively. Management believes that the allowance for loan losses, which was $3.8 million or 1.60% of gross loans at March 31, 2010 is adequate.

Noninterest Income. Noninterest income increased $5,000 during the 2010 period. The increase was primarily due to a $4,000 increase in deposit account fees when compared to the three-month period ended March 31, 2009.

Noninterest Expense. Noninterest expense increased by $145,000 from $1.8 million for the three-month period ended March 31, 2009 to $1.9 million for the three-month period ended March 31, 2010. The increase was primarily due to increases of $14,000 in salaries and employee benefits, $30,000 in occupancy and equipment expense, and $78,000 in other noninterest expense, all related to the overall growth of the Company.

Income Taxes. The income tax benefit was $14,000 for the three-month period ended March 31, 2009. The income tax benefit was $36,000 for the corresponding period in 2010.

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

Exhibit No.	Description of Exhibit
3.1 (a)	Articles of Incorporation
3.2 (a)	Bylaws
3.3 (d)	Articles of Amendment to the Articles of Incorporation authorizing the Series A Preferred Shares
3.4 (d)	Articles of Amendment to the Articles of Incorporation authorizing the Series B Preferred Shares
4.1 (a)	Specimen Common Stock Certificate
4.2 (d)	Form of Certificate for Series A Preferred Stock
4.3 (c)	2005 Stock Plan
4.4 (d)	Form of Certificate for Series B Preferred Stock
4.5 (d)	Warrant to Purchase up to 327 shares of Series B Preferred Stock
10.1 (a)	Employment Agreement with Jon M. Kurtz
10.2 (a)	Lease for Main Office
10.3 (b)	Employment Agreement with Walter R. Czuryla
10.4 (b)	Employment Agreement with Robert L. Page
10.5 (d)	Letter Agreement between the Company and the UST
10.6 (d)	Form of Compliance Letter Agreement
10.7 (d)	Securities Purchase Agreement – Standard Terms between the Company and the United States Department of the Treasury
10.8 (d)	Side Letter Agreement between the Company and the UST
10.9 (d)	Form of Waiver
21.1	Schedule of Subsidiaries
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - President and Principal Executive Officer
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Principal Financial and Accounting Officer
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – President and Principal Executive Officer
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Principal Financial and Accounting Officer

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: May 17, 2010

Alarion Financial Services, Inc.

By:	/s/ Jon M. Kurtz
Name:	Jon M. Kurtz, President and Principal Executive Officer

By:	/s/ Matthew Ivers
Name:	Matthew Ivers, Senior Vice President and Principal Financial and Accounting Officer