Form 10-Q
period 2010-06-30
Alarion Financial Services Inc
filed 2010-08-16
CIK 1353174

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common stock, par value $.01 per share	2,653,208 shares outstanding at August 13, 2010

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

($ in thousands, except per share amounts)

	At June 30, 2010	At December 31, 2009
Assets	(unaudited)

Cash and due from banks	$3,309	3,993
Interest bearing time deposits in banks	—	5,895
Interest-earning deposits and federal funds sold	20,010	12,210

Cash and cash equivalents	23,319	22,098

Interest bearing time deposits in banks	—	2,287
Securities available for sale	41,805	31,282
Loans, net of allowance for loan losses of $4,452 and $3,035	230,497	234,680
Accrued interest receivable	947	939
Premises and equipment, net	13,545	13,310
Other real estate owned	1,887	1,583
Federal Home Loan Bank stock, at cost	1,499	1,499
Deferred income taxes	2,429	1,156
Other assets	1,452	1,749

Total assets	$317,380	310,583

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing demand deposits	21,730	18,136
NOW, money-market and savings deposits	72,163	73,537
Time deposits < $100,000	95,966	97,322
Time deposits > = $100,000	71,892	60,994

Total deposits	261,751	249,989

Federal Home Loan Bank advances	21,000	21,000
Other borrowings	4,373	7,633
Accrued interest payable	569	640
Accrued expenses and other liabilities	1,326	615

Total liabilities	289,019	279,877

Stockholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized:
Preferred stock, Series A, $.01 par value; $1,000 liquidation value; 6,514 shares outstanding	—	—
Preferred stock, Series B, $.01 par value; $1,000 liquidation value; 326 shares outstanding	—	—
Additional paid-in capital, preferred	6,840	6,840
Preferred stock discount	(232)	(265)
Common stock, $.01 par value; 4,000,000 shares authorized, 2,653,208 shares issued and outstanding	27	27
Additional paid-in capital, common	26,687	26,680
Accumulated deficit	(5,473)	(2,531)
Accumulated other comprehensive income (loss)	512	(45)

Total stockholders’ equity	28,361	30,706

Total liabilities and stockholders’ equity	$317,380	310,583

See accompanying Notes to Condensed Consolidated Financial Statements.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

($ in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Interest income:
Loans	$3,176	3,225	6,461	6,264
Securities	339	197	651	330
Other	9	155	42	295

Total interest income	3,524	3,577	7,154	6,889

Interest expense:
Deposits	1,148	1,603	2,324	3,238
Borrowings	173	207	350	410

Total interest expense	1,321	1,810	2,674	3,648

Net interest income	2,203	1,767	4,480	3,241

Provision for loan losses	4,504	293	5,294	387

Net interest (expense) income after provision for loan losses	(2,301)	1,474	(814)	2,854

Noninterest income:
Deposit account fees	103	91	198	182
Net gain on sales of loans held for sale	468	210	644	408
Other	94	6	132	20

Total noninterest income	665	307	974	610

Noninterest expense:
Salaries and employee benefits	1,123	887	2,068	1,818
Occupancy and equipment	298	271	591	533
Data processing	160	144	295	280
Professional services	106	81	205	162
Advertising and promotion	34	29	73	62
Office supplies and printing	32	32	63	62
Impairment of Silverton Bank stock	—	625	—	625
OREO expense	346	14	374	15
FDIC assessment	106	216	209	290
Other	385	217	621	432

Total noninterest expense	2,590	2,516	4,499	4,279

Loss before income tax benefit	(4,226)	(735)	(4,339)	(815)

Income tax benefit	(1,571)	(262)	(1,607)	(276)

Net loss	(2,655)	(473)	(2,732)	(539)

Preferred stock dividend requirements and accretion of preferred stock to par	105	105	210	185

Net loss available to common shareholders	$(2,760)	(578)	(2,942)	(724)

Loss per common share – basic	$(1.04)	(0.22)	(1.11)	(0.27)

Loss per common share – diluted	$(1.04)	(0.22)	(1.11)	(0.27)

Weighted-average number of common shares outstanding, basic	2,653,208	2,653,208	2,653,208	2,653,208

Weighted-average number of common shares outstanding, diluted	2,653,208	2,653,208	2,653,208	2,653,208

Dividends per common share	$—	—	—	—

See accompanying Notes to Condensed Consolidated Financial Statements.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

Six Months Ended June 30, 2010 and 2009

($ in thousands)

											Accumulated Other Comprehensive Income
	Preferred Stock						Common Stock
					Additional				Additional			Total
	Series A		Series B		Paid-in				Paid-In	Accumulated		Stockholders’
	Shares	Amount	Shares	Amount	Capital	Discount	Shares	Amount	Capital	Deficit		Equity

Balance at December 31, 2008	—	$—	—	$—	—	—	2,653,208	$27	26,613	(2,142)	138	24,636

Comprehensive loss:
Net loss (unaudited)	—	—	—	—	—	—	—	—	—	(539)	—	(539)

Net change in unrealized gain on securities available for sale, net of taxes of $(44) (unaudited)	—	—	—	—	—	—	—	—	—	—	(74)	(74)

Comprehensive loss (unaudited)												(613)

Share-based compensation (unaudited)	—	—	—	—	—	—	—	—	44	—	—	44

Proceeds from issuance of 6,514 shares of Series A preferred stock to U.S. Treasury (unaudited)	6,514	—	—	—	6,514	—	—	—	—	—	—	6,514

Preferred stock warrants exercised by U.S. Treasury (unaudited)	—	—	326	—	326	(326)	—	—	—	—	—	—

Preferred stock dividend requirements and Series B preferred stock accretion (unaudited)	—	—	—	—	—	29	—	—	—	(185)	—	(156)

Balance at June 30, 2009 (unaudited)	6,514	$—	326	$—	6,840	(297)	2,653,208	$27	26,657	(2,866)	64	30,425

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited), Continued

Six Months Ended June 30, 2010 and 2009

($ in thousands)

											Accumulated Other Comprehensive (Loss) Income
	Preferred Stock						Common Stock
					Additional				Additional			Total
	Series A		Series B		Paid-in				Paid-In	Accumulated		Stockholders’
	Shares	Amount	Shares	Amount	Capital	Discount	Shares	Amount	Capital	Deficit		Equity

Balance at December 31, 2009	6,514	$—	326	$—	6,840	(265)	2,653,208	$27	26,680	(2,531)	(45)	30,706

Comprehensive loss:
Net loss (unaudited)	—	—	—	—	—	—	—	—	—	(2,732)	—	(2,732)

Net change in unrealized loss on securities available for sale, net of taxes of $334 (unaudited)	—	—	—	—	—	—	—	—	—	—	557	557

Comprehensive loss (unaudited)												(2,175)

Share-based compensation (unaudited)	—	—	—	—	—	—	—	—	7	—	—	7

Preferred stock dividend requirements and Series B preferred stock accretion (unaudited)	—	—	—	—	—	33	—	—	—	(210)	—	(177)

Balance at June 30, 2010 (unaudited)	6,514	$—	326	$—	6,840	(232)	2,653,208	$27	26,687	(5,473)	512	28,361

See accompanying Notes to Condensed Consolidated Financial Statements.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(2,732)	(539)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for loan losses	5,294	387
Share-based compensation	7	44
Depreciation and amortization	296	311
Net increase in loans held for sale	(2,308)	(3,253)
Deferred income tax benefit	(1,607)	(276)
Net amortization of deferred loan fees and costs	53	21
Write-off of other real estate owned	247	—
Net decrease in accrued interest payable	(71)	(85)
Net increase in accrued interest receivable	(8)	(95)
Net decrease (increase) in other assets	297	(84)
Impairment of Silverton Bank stock	—	625
Net increase in accrued expenses and other liabilities	711	896

Net cash provided by (used in) operating activities	179	(2,048)

Cash flows from investing activities:
Proceeds from principal repayments and maturities on securities available for sale	5,045	5,217
Purchase of securities available for sale	(14,677)	(14,380)
Net decrease (increase) in time deposits	2,287	(8,462)
Net loan repayments (disbursements)	593	(19,850)
Purchase of premises and equipment	(531)	(189)
Proceeds from sale of other real estate owned	—	51
Purchase of Federal Home Loan Bank stock	—	(75)

Net cash used in investing activities	(7,283)	(37,688)

Cash flows from financing activities:
Net increase in deposits	11,762	31,057
Net decrease in advances from Federal Home Loan Bank	—	(1,000)
Net (decrease) increase in other borrowings	(3,260)	1,940
Proceeds from preferred stock issued	—	6,514
Preferred stock dividend requirements and Series B stock accretion	(177)	(156)

Net cash provided by financing activities	8,325	38,355

Net increase (decrease) in cash and cash equivalents	1,221	(1,381)

Cash and cash equivalents at beginning of period	22,098	9,471

Cash and cash equivalents at end of period	$23,319	8,090

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,745	3,733

Income taxes	$—	—

Noncash transactions:
Accumulated other comprehensive income (loss), net change in unrealized gain on securities available for sale, net of taxes	$557	(74)

Transfer of loans to other real estate owned	$551	1,030

See accompanying Notes to Condensed Consolidated Financial Statements.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation. In the opinion of the management of Alarion Financial Services, Inc. (the “Holding Company”), the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position at June 30, 2010 and the results of operations for the three- and six-month periods ended June 30, 2010 and 2009 and cash flows for the six-month periods ended June 30, 2010 and 2009. The results of operations for the three- and six-month periods ended June 30, 2010, are not necessarily indicative of results that may be expected for the year ending December 31, 2010.

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

2. Securities. Securities have been classified according to management’s intent. The carrying amount of securities available for sale and their approximate fair values are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At June 30, 2010:
U.S. Government agency securities	$5,098	80	—	5,178
Mortgage-backed securities	35,887	740	—	36,627

	$40,985	820	—	41,805

At December 31, 2009:
U.S. Government agency securities	1,029	—	(24)	1,005
Mortgage-backed securities	30,325	150	(198)	30,277

	$31,354	150	(222)	31,282

The scheduled maturities of securities at June 30, 2010 are as follows (in thousands):

	Amortized Cost	Fair Value

Due from five to ten years	$3,025	3,059
Due after ten years	2,073	2,119
Mortgage-backed securities	35,887	36,627

	$40,985	41,805

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

2. Securities, Continued. At June 30, 2010 and December 31, 2009, securities with a carrying value of approximately $12.5 million and $18.2 million, respectively, were pledged for other borrowings and public funds.

3. Loans. The components of loans are summarized as follows (in thousands):

		At June 30,	At December 31,
		2010	2009

	Commercial real estate	$148,815	144,234
	Residential real estate and home equity	46,869	45,877
	Residential mortgages held for sale	8,633	6,325
	Construction	7,072	15,400
	Commercial	20,469	22,362
	Consumer	2,734	3,130

	Total loans	234,592	237,328

Add/Deduct:	Allowance for loan losses	(4,452)	(3,035)
	Deferred loan costs, net	357	387

	Loans, net	$230,497	234,680

4. Loan Impairment and Loan Losses. An analysis of the change in the allowance for loan losses follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Beginning balance	$3,825	2,457	3,035	2,714
Provision for loan losses	4,504	293	5,294	387
Recoveries	55	—	55	—
Charge-offs	(3,932)	(64)	(3,932)	(415)

Ending balance	$4,452	2,686	4,452	2,686

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

4. Loan Impairment and Loan Losses, Continued. The following is a summary of information regarding nonaccrual and impaired loans (in thousands):

	At June 30,	At December 31,
	2010	2009

Nonaccrual loans	$8,040	2,842

Accruing loans past due ninety days or more	$—	—

Collateral dependent loans identified as impaired:
Gross loans with no related allowance for losses	6,073	1,932

Gross loans with related allowance for losses recorded	68	1,667
Less allowances on these loans	(33)	(246)

Net loans with related allowance	35	1,421

Net investment in collateral dependent impaired loans	6,108	3,353

Noncollateral dependent loans identified as impaired:
Gross loans with no related allowance for losses	6,294	1,034

Gross loans with related allowance for losses recorded	6,157	2,094
Less allowance on these loans	(1,435)	(513)

Net loans with related allowance	4,722	1,581

Net investment in noncollateral dependent impaired loans	11,016	2,615

Net investment in impaired loans	$17,124	5,968

The average net investment in impaired loans and interest income recognized and received on impaired loans are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Interest income recognized on impaired loans	$44	—	116	—

Interest income received on impaired loans	$44	—	116	—

Average net recorded investment in impaired loans	$12,660	3,027	12,598	3,176

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5. Loss Per Share. Basic loss per share has been computed on the basis of the weighted-average number of shares of common stock outstanding during the periods, which was 2,653,208 shares during the three- and six-month periods ended June 30, 2010 and 2009. All outstanding stock options are not dilutive due to the net losses of the Company.

6. Share-Based Compensation. The Company adopted a stock option plan for its employees and directors (the “Plan”). Fifteen percent of the total amount of common shares outstanding, up to 450,000 shares (currently 397,981 shares), have been reserved under the Plan. Stock options are granted at an exercise price equal to or greater than the fair market value of the common stock on the date of grant. Options granted to directors vest immediately and for employees, the options primarily vest over two years starting with the date of grant and ending on the second anniversary thereof. At June 30, 2010, there were 100,162 options available for future grants under the Plan. A summary of stock option transactions under the Plan for the six-month period ended June 30, 2010, follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Options outstanding at December 31, 2009	276,069	$10.12
Options forfeited	(1,766)	10.42

Options outstanding at June 30, 2010	274,303	$10.12	6.39 years	$—

Options exercisable at June 30, 2010	266,795	$10.13	6.33 years	$—

No options have been granted during 2010. The fair value of each option granted for the six-month period ended June 30, 2009 were estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

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

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

6. Share-Based Compensation, Continued. There were no options exercised during the six month periods ended June 30, 2010 and 2009. At June 30, 2010, there was approximately $6,000 of total unrecognized compensation expense related to the nonvested share-based compensation arrangement granted under the plan. The cost is expected to be recognized over a weighted-average period of seven months. The total fair value of shares vesting and recognized as compensation was approximately $7,000 and $44,000 for the six month periods ended June 30, 2010 and 2009, respectively.

7. Fair Value Measurements. Our listing of financial assets subject to fair value measurements on a recurring basis are as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2010-
Available-for-sale securities	$41,805	—	41,805	—

As of December 31, 2009-
Available-for-sale securities	$31,282	—	31,282	—

Assets measured at fair value on a nonrecurring basis are summarized below (in thousands):

						Total
						Losses
						Recorded
						In Operations
						For the Period
	Net Carrying Value at June 30, 2010					Ended
					Total	June 30,
	Total	Level 1	Level 2	Level 3	Losses	2010
As of June 30, 2010:
Impaired loans	$35	—	—	35	33	33

Other real estate owned	$1,887	—	—	1,887	314	247

In addition, loans with a carrying value of $6,073,000 at June 30, 2010 were measured for impairment using Level 3 inputs and had a fair value in excess of carrying value.

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

7. Fair Value Measurements, Continued. Assets measured at fair value on a nonrecurring basis are summarized below (in thousands):

						Total
						Losses
						Recorded
						In Operations
						For the Year
	Net Carrying Value at December 31, 2009					Ended
					Total	December 31,
	Total	Level 1	Level 2	Level 3	Losses	2009
As of December 31, 2009:
Impaired loans	$1,421	—	—	1,421	246	238

Other real estate owned	$1,583	—	—	1,583	76	76

In addition, loans with a carrying value of $1,932,000 at December 31, 2009 were measured for impairment using Level 3 inputs and had a fair value in excess of carrying value.

8. Fair Value of Financial Instruments. The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	At June 30, 2010		At December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$23,319	23,319	22,098	22,098
Interest bearing time deposits in banks	—	—	2,287	2,287
Securities available for sale	41,805	41,805	31,282	31,282
Loans, net	230,497	232,290	234,680	237,399
Accrued interest receivable	947	947	939	939
Federal Home Loan Bank stock	1,499	1,499	1,499	1,499

Financial liabilities:
Deposits	261,751	263,805	249,989	253,975
Other borrowings	4,373	4,373	7,633	7,633
Federal Home Loan Bank advances	21,000	19,296	21,000	19,788
Accrued interest payable	569	569	640	640

Off-balance-sheet financial instruments	—	—	—	—

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company’s independent registered public accounting firm, has made a limited review of the financial data as of June 30, 2010, and for the three- and six-month periods ended June 30, 2010 and 2009 presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board (United States).

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

Alarion Financial Services, Inc.

Ocala, Florida:

We have reviewed the accompanying condensed consolidated balance sheet of Alarion Financial Services, Inc. and Subsidiaries (the “Company”) as of June 30, 2010, the related condensed consolidated statements of operations for the three- and six-month periods ended June 30, 2010 and 2009, and the related condensed consolidated statements of cash flows and changes in stockholders’ equity for the six-month periods ended June 30, 2010 and 2009. These interim condensed financial statements are the responsibility of the Company’s management.

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

August 13, 2010

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

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

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

The following table summarizes the Bank’s contractual obligations, including certain on-balance sheet and off-balance sheet obligations, at June 30, 2010 (in thousands):

Contractual Obligations	Total

Time deposit maturities	$167,858
Advances from Federal Home Loan Bank	21,000
Other borrowings	4,373
Commitments to extend credit	2,668
Unused lines of credit	20,334
Standby letters of credit	379

Total	$216,612

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. If such minimum amounts and percentages are met, the Bank is considered “adequately capitalized.” If the actual amounts exceed the requirements of “adequately capitalized,” and meet even more stringent minimum standards, they are considered “well capitalized.” Management believes as of June 30, 2010, the Bank meets the capital requirements for a “well capitalized” financial institution.

The table below shows the total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios of the Bank at June 30, 2010 and December 31, 2009, and the minimum required amounts and percentages ($ in thousands).

					For Well
			For Capital		Capitalized
	Actual		Adequacy Purposes		Purposes
	Amount	Percent	Amount	Percent	Amount	Percent
As of June 30, 2010:
Total capital (to Risk-Weighted Assets)	$26,514	11.16%	$19,006	8.00%	$23,758	10.00%
Tier I Capital (to Risk-Weighted Assets)	23,527	9.90	9,506	4.00	14,259	6.00
Tier I Capital (to Average Assets)	23,527	7.46	12,615	4.00	15,769	5.00

As of December 31, 2009:
Total capital (to Risk-Weighted Assets)	28,332	11.49	19,726	8.00	24,658	10.00
Tier I Capital (to Risk-Weighted Assets)	25,297	10.26	9,862	4.00	14,794	6.00
Tier I Capital (to Average Assets)	25,297	8.37	12,089	4.00	15,112	5.00

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Results of Operations

The following table shows selected ratios for the periods ended or at the dates indicated:

	Six Months Ended June 30, 2010	Year Ended December 31, 2009	Six Months Ended June 30, 2009
Average equity as a percentage of average assets	9.45%	10.56%	10.69%

Total equity to total assets at end of period	8.94%	9.89%	10.24%

Return on average assets (1)	(1.74)%	—%	(.39)%

Return on average equity (1)	(18.46)%	0.02%	(3.63)%

Noninterest expense to average assets (1)	2.87%	2.75%	3.08%

Nonperforming loans to total loans at end of period (2)	3.49%	1.21%	.17%

(1)	Annualized for the six-months ended June 30, 2010 and 2009.
(2)	Nonperforming loans consist of nonaccrual loans and accruing loans contractually past due ninety days or more.

Changes in Financial Condition

Total assets increased $6 million or 2%, from $311 million at December 31, 2009 to $317 million at June 30, 2010, primarily as a result of an $11 million increase in securities. Deposits increased $12 million from $250 million at December 31, 2009 to $262 million at June 30, 2010.

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

	Three Months Ended June 30,
	2010			2009
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	($ in thousands)
Interest-earning assets:
Loans	$229,680	3,176	5.55%	$217,673	3,225	5.94%
Securities	41,164	339	3.30	20,777	197	3.80
Other (1)	20,454	9	0.18	29,513	155	2.11

Total interest-earning assets	291,298	3,524	4.85	267,963	3,577	5.35

Noninterest-earning assets	27,270			22,446

Total assets	$318,568			$290,409

Interest-bearing liabilities:
Deposits	240,039	1,148	1.92	210,599	1,603	3.05
Federal Home Loan Bank advances and other borrowings	25,643	173	2.71	29,551	207	2.81

Total interest-bearing liabilities	265,682	1,321	1.99	240,150	1,810	3.02

Noninterest-bearing deposits	21,948			18,596
Noninterest-bearing liabilities	1,745			907
Stockholders’ equity	29,193			30,756

Total liabilities and stockholders’ equity	$318,568			$290,409

Net interest income		$2,203			$1,767

Interest-rate spread			2.86%			2.33%

Net interest margin (2)			3.03%			2.64%

Ratio of interest-earning assets to interest-bearing liabilities	1.10			1.12

(1)	Includes interest-earning deposits, federal funds sold, time deposits and Federal Home Loan Bank stock.
(2)	Net interest margin is annualized net interest income divided by average interest-earning assets.

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

	Six Months Ended June 30,
	2010			2009
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	($ in thousands)
Interest-earning assets:
Loans	$231,311	6,461	5.63%	$213,300	6,264	5.92%
Securities	38,169	651	3.44	17,212	330	3.87
Other (1)	20,679	42	0.41	24,737	295	2.40

Total interest-earning assets	290,159	7,154	4.97	255,249	6,889	5.44

Noninterest-earning assets	25,727			24,615

Total assets	$315,886			$279,864

Interest-bearing liabilities:
Deposits	237,165	2,324	1.98	203,326	3,238	3.21
Federal Home Loan Bank advances and other borrowings	26,008	350	2.71	28,274	410	2.92

Total interest-bearing liabilities	263,173	2,674	2.05	231,600	3,648	3.18

Noninterest-bearing deposits	21,319			17,628
Noninterest-bearing liabilities	1,544			719
Stockholders’ equity	29,850			29,917

Total liabilities and stockholders’ equity	$315,886			$279,864

Net interest income		$4,480			$3,241

Interest-rate spread			2.92%			2.27%

Net interest margin (2)			3.11%			2.56%

Ratio of interest-earning assets to interest-bearing liabilities	1.10			1.10

(1)	Includes interest-earning deposits, federal funds sold, time deposits and Federal Home Loan Bank stock.
(2)	Net interest margin is annualized net interest income divided by average interest-earning assets.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Comparison of the Three-Month Periods Ended June 30, 2010 and 2009

General Operating Results. Net loss for the three-month period ended June 30, 2010 was $2.7 million, or $(1.04) per basic and diluted common share, compared to a net loss of $473,000, or $(.22) per basic and diluted common share, for the comparable period in 2009. The $2.2 million change resulted primarily from an increase in noninterest expense of $74,000 and an increase of $4.2 million in provision for loan losses, partially offset by a $358,000 increase in noninterest income, and a $436,000 increase in net interest income.

Interest Income. Interest income decreased $53,000 to $3.5 million for the three-month period ended June 30, 2010, when compared to the three-month period ended June 30, 2009. The decrease was due to a decrease in the average yield earned on interest-earning assets from 5.35% for the three-months ended June 30, 2009 to 4.85% for three-months ended June 30, 2010, partially offset by a $23.3 million increase in average interest-earning assets outstanding for the three-months ended June 30, 2010 compared to the 2009 period.

Interest Expense. Interest expense decreased $489,000 for the three-month period ended June 30, 2010 compared to the three-month period ended June 30, 2009. The decrease was primarily due to a decrease in the average cost of interest-bearing liabilities from 3.02% for the three-months ended June 30, 2009 to 1.99% for the comparable 2010 period, partially offset by an increase of $25.5 million in average interest-bearing liabilities outstanding. Average interest-bearing deposits increased from $210.6 million outstanding during the three-months ended June 30, 2009 to $240.0 million outstanding during the comparable period for 2010.

Provision for Loan Losses. The provision for loan losses is charged to operations to increase the total loan loss allowance to a level deemed appropriate by management. The provision is based upon the volume and type of lending conducted by the Company, industry standards, general economic conditions, particularly as they relate to the Company’s market area, and other factors related to the collectibility of the Company’s loan portfolio. The Company recorded provisions for loan losses for the three-month periods ended June 30, 2010 and 2009 of $4.5 million and $293,000, respectively. Management believes that the allowance for loan losses, which was $4.5 million or 1.89% of gross loans at June 30, 2010 is adequate.

Noninterest Income. Noninterest income increased $358,000 during the 2010 period. The increase was primarily due to a $12,000 increase in deposit account fees, a $88,000 increase in other noninterest income and a $258,000 increase in loan brokerage fees when compared to the three-month period ended June 30, 2009.

Noninterest Expense. Noninterest expense increased by $74,000 from $2.5 million for the three-month period ended June 30, 2009 to $2.6 million for the three-month period ended June 30, 2010. The increase was primarily due to increases of $236,000 in salaries and employee benefits, $27,000 in occupancy and equipment expense, $16,000 in data processing expense, $332,000 in OREO expense, and $168,000 in other noninterest expense, all related to the overall growth of the Company partially offset by a reduction of $625,000 on impairment of Silverton Bank stock.

Income Taxes. The income tax benefit was $1.6 million for the three-month period ended June 30, 2010. The income tax benefit was $262,000 for the corresponding period in 2009.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Comparison of the Six-Month Periods Ended June 30, 2010 and 2009

General Operating Results. Net loss for the six-month period ended June 30, 2010 was $2.7 million, or $(1.11) per basic and diluted common share, compared to a net loss of $539,000, or $(0.27) per basic and diluted common share, for the comparable period in 2009. The $2.2 million change resulted primarily from an increase in noninterest expense of $220,000, and an increase of $4.9 million in provision for loan losses, partially offset by a $364,000 increase in noninterest income, and a $1.2 million increase in net interest income.

Interest Income. Interest income increased $265,000 to $7.2 million for the six-month period ended June 30, 2010, when compared to the six-month period ended June 30, 2009. The increase was due to a $34.9 million increase in average interest-earning assets outstanding for the six months ended June 30, 2010 compared to June 30, 2009, partially offset by a decrease in the average yield earned on interest-earning assets from 5.44% for the six months ended June 30, 2009, to 4.97% for the six months ended June 30, 2010.

Interest Expense. Interest expense decreased $974,000 for the six-month period ended June 30, 2010 compared to the six-month period ended June 30, 2009. The decrease was primarily due to a decrease in the average cost of interest-bearing liabilities from 3.18% for the six months ended June 30, 2009 to 2.05% partially offset by a $31.6 million increase in average interest-bearing liabilities outstanding for the comparable 2010 period. Average interest-bearing deposits increased from $203.3 million outstanding during the six months ended June 30, 2009 to $237.2 million outstanding during the comparable period for 2010.

Provision for Loan Losses. The provision for loan losses is charged to operations to increase the total loan loss allowance to a level deemed appropriate by management. The provision is based upon the volume and type of lending conducted by the Company, industry standards, general economic conditions, particularly as they relate to the Company’s market area, and other factors related to the collectibility of the Company’s loan portfolio. The Company recorded provisions for loan losses for the six-month periods ended June 30, 2010 and 2009 of $5.3 million and $387,000, respectively. Management believes that the allowance for loan losses, which was $4.5 million or 1.89% of gross loans at June 30, 2010 is adequate.

Noninterest Income. Noninterest income increased $346,000 during the 2010 period. The increase was primarily due to a $16,000 increase in deposit account fees, a $112,000 increase in other noninterest income and a $236,000 increase in loan brokerage fees when compared to the six-month period ended June 30, 2009.

Noninterest Expense. Noninterest expense increased by $220,000 from $4.3 million for the six-month period ended June 30, 2009 to $4.5 million for the six-month period ended June 30, 2010. The increase was primarily due to increases of $250,000 in salaries and employee benefits, $58,000 in occupancy and equipment expense, $15,000 in data processing expense, $359,000 in OREO expense and $189,000 in other noninterest expense, all related to the overall growth of the Company partially offset by a reduction of $625,000 on impairment of Silverton Bank stock.

Income Taxes. The income tax benefit was $276,000 for the six-month period ended June 30, 2009 and the income tax benefit was $1.6 million for the corresponding period in 2010.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 4.	Controls and Procedures

a.	Evaluation of disclosure controls and procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of June 30, 2010, the Principal Executive and Principal Financial Officer of the Company concluded that the Company’s disclosure controls and procedures were adequate.

b.	Changes in internal controls. The Company made no significant changes in its internal controls over financial reporting during the quarter ended June 30, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

c.	Limitations on Effectiveness of Controls. The Company, including its Principal Executive Officer and Principal Financial Officer, does not expect that our disclosure controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending legal proceedings to which Alarion Financial Services, Inc. or its subsidiaries is a party or to which any of their property is subject.

Item 1.A.	Risk Factors

Not applicable

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Not applicable

Item 3.	Defaults upon Senior Securities

Not applicable

Item 4.	(Removed and Reserved)

Item 5.	Other Information

Not applicable

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Item 6.	Exhibits

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

Exhibit No.	Description of Exhibit

3.1(a)	Articles of Incorporation
3.2(a)	Bylaws
3.3(d)	Articles of Amendment to the Articles of Incorporation authorizing the Series A Preferred Shares
3.4(d)	Articles of Amendment to the Articles of Incorporation authorizing the Series B Preferred Shares
4.1(a)	Specimen Common Stock Certificate
4.2(d)	Form of Certificate for Series A Preferred Stock
4.3(c)	2005 Stock Plan
4.4(d)	Form of Certificate for Series B Preferred Stock
4.5(d)	Warrant to Purchase up to 327 shares of Series B Preferred Stock
10.1(a)	Employment Agreement with Jon M. Kurtz
10.2(a)	Lease for Main Office
10.3(b)	Employment Agreement with Walter R. Czuryla
10.4(b)	Employment Agreement with Robert L. Page
10.5(d)	Letter Agreement between the Company and the UST
10.6(d)	Form of Compliance Letter Agreement
10.7(d)	Securities Purchase Agreement – Standard Terms between the Company and the United States Department of the Treasury
10.8(d)	Side Letter Agreement between the Company and the UST
10.9(d)	Form of Waiver
21.1	Schedule of Subsidiaries
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – President and Principal Executive Officer
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Principal Financial and Accounting Officer
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – President and Principal Executive Officer
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Principal Financial and Accounting Officer

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 13, 2010

Alarion Financial Services, Inc.

By:	/s/ Jon M. Kurtz
Name:	Jon M. Kurtz, President and Principal Executive Officer

By:	/s/ Matthew Ivers
Name:	Matthew Ivers, Senior Vice President and Principal Financial and Accounting Officer