Form 10-Q
period 2010-09-30
Alarion Financial Services Inc
filed 2010-11-15
CIK 1353174

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common stock, par value $.01 per share	2,653,208 shares outstanding at November 12, 2010

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

($ in thousands, except per share amounts)

	At September 30, 2010	At December 31, 2009
	(unaudited)
Assets

Cash and due from banks	$4,111	3,993
Interest bearing time deposits in banks	—	5,895
Interest-earning deposits and federal funds sold	11,473	12,210

Cash and cash equivalents	15,584	22,098

Interest bearing time deposits in banks	—	2,287
Securities available for sale	53,646	31,282
Loans, net of allowance for loan losses of $4,967 and $3,035	222,603	234,680
Accrued interest receivable	996	939
Premises and equipment, net	13,418	13,310
Other real estate owned	4,485	1,583
Federal Home Loan Bank stock, at cost	1,409	1,499
Deferred income taxes	2,619	1,156
Other assets	1,460	1,749

Total assets	$316,220	310,583

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing demand deposits	28,815	18,136
NOW, money-market and savings deposits	75,940	73,537
Time deposits < $100,000	88,206	97,322
Time deposits > = $100,000	67,789	60,994

Total deposits	260,750	249,989

Federal Home Loan Bank advances	21,000	21,000
Other borrowings	4,315	7,633
Accrued interest payable	437	640
Accrued expenses and other liabilities	1,773	615

Total liabilities	288,275	279,877

Stockholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized:
Preferred stock, Series A, $.01 par value; $1,000 liquidation value; 6,514 shares outstanding	—	—
Preferred stock, Series B, $.01 par value; $1,000 liquidation value; 326 shares outstanding	—	—
Additional paid-in capital, preferred	6,840	6,840
Preferred stock discount	(216)	(265)
Common stock, $.01 par value; 4,000,000 shares authorized, 2,653,208 shares issued and outstanding	27	27
Additional paid-in capital, common	26,689	26,680
Accumulated deficit	(5,307)	(2,531)
Accumulated other comprehensive loss	(88)	(45)

Total stockholders’ equity	27,945	30,706

Total liabilities and stockholders’ equity	$316,220	310,583

See accompanying Notes to Condensed Consolidated Financial Statements.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

($ in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Interest income:
Loans	$3,185	3,312	9,646	9,577
Securities	258	234	909	564
Other	13	125	55	419

Total interest income	3,456	3,671	10,610	10,560

Interest expense:
Deposits	1,066	1,417	3,390	4,655
Borrowings	174	205	524	616

Total interest expense	1,240	1,622	3,914	5,271

Net interest income	2,216	2,049	6,696	5,289

Provision for loan losses	600	295	5,894	682

Net interest income after provision for loan losses	1,616	1,754	802	4,607

Noninterest income:
Deposit account fees	86	95	284	277
Loan brokerage fees	324	241	968	649
Net gain on sale of securities	478	—	478	—
Other	61	—	192	20

Total noninterest income	949	336	1,922	946

Noninterest expense:
Salaries and employee benefits	943	943	3,011	2,761
Occupancy and equipment	309	299	899	833
Data processing	151	150	446	430
Professional services	128	96	333	258
Advertising and promotion	51	39	124	101
Office supplies and printing	38	32	101	94
Impairment of Silverton Bank stock	—	—	—	625
Other real estate owned expense	219	29	477	44
FDIC assessment	128	94	337	384
Other	159	216	895	647

Total noninterest expense	2,126	1,898	6,623	6,177

Earnings (loss) before income tax expense (benefit)	439	192	(3,899)	(624)

Income tax expense (benefit)	169	84	(1,438)	(193)

Net earnings (loss)	270	108	(2,461)	(431)

Preferred stock dividend requirements and accretion of preferred stock to par	105	106	315	291

Net earnings (loss) available to common shareholders	$165	2	(2,776)	(722)

Earnings (loss) per share – basic	$0.06	—	(1.05)	(0.27)

Earnings (loss) per share – diluted	$0.06	—	(1.05)	(0.27)

Weighted-average number of common shares outstanding, basic	2,653,208	2,653,208	2,653,208	2,653,208

Weighted-average number of common shares outstanding, diluted	2,653,208	2,653,208	2,653,208	2,653,208

Dividends per common share	$—	—	—	—

See accompanying Notes to Condensed Consolidated Financial Statements.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

Nine Months Ended September 30, 2010 and 2009

($ in thousands)

	Preferred Stock						Common Stock				Accumulated
					Additional				Additional		Other	Total
	Series A		Series B		Paid-in				Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Discount	Shares	Amount	Capital	Deficit	Income	Equity

Balance at December 31, 2008	—	$—	—	$—	—	—	2,653,208	$27	26,613	(2,142)	138	24,636

Comprehensive loss:
Net loss (unaudited)	—	—	—	—	—	—	—	—	—	(431)	—	(431)

Net change in unrealized gain on securities available for sale, net of taxes of $91 (unaudited)	—	—	—	—	—	—	—	—	—	—	152	152

Comprehensive loss (unaudited)												(279)

Share-based compensation (unaudited)	—	—	—	—	—	—	—	—	61	—	—	61

Proceeds from issuance of 6,514 shares of Series A preferred stock to U.S. Treasury (unaudited)	6,514	—	—	—	6,514	—	—	—	—	—	—	6,514

Preferred stock warrants exercised by U.S. Treasury (unaudited)	—	—	326	—	326	(326)	—	—	—	—	—	—

Preferred stock dividend requirements and Series B preferred stock accretion (unaudited)	—	—	—	—	—	46	—	—	—	(291)	—	(245)

Balance at September 30, 2009 (unaudited)	6,514	$—	326	$—	6,840	(280)	2,653,208	$27	26,674	(2,864)	290	30,687

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited), Continued

Nine Months Ended September 30, 2010 and 2009

($ in thousands)

	Preferred Stock						Common Stock				Accumulated
					Additional				Additional		Other	Total
	Series A		Series B		Paid-in				Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Discount	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at December 31, 2009	6,514	$—	326	$—	6,840	(265)	2,653,208	$27	26,680	(2,531)	(45)	30,706

Comprehensive loss:
Net loss (unaudited)	—	—	—	—	—	—	—	—	—	(2,461)	—	(2,461)

Net change in unrealized loss on securities available for sale, net of taxes of $(25) (unaudited)	—	—	—	—	—	—	—	—	—	—	(43)	(43)

Comprehensive loss (unaudited)												(2,504)

Share-based compensation (unaudited)	—	—	—	—	—	—	—	—	9	—	—	9

Preferred stock dividend requirements and Series B preferred stock accretion (unaudited)	—	—	—	—	—	49	—	—	—	(315)	—	(266)

Balance at September 30, 2010 (unaudited)	6,514	$—	326	$—	6,840	(216)	2,653,208	$27	26,689	(5,307)	(88)	27,945

See accompanying Notes to Condensed Consolidated Financial Statements.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(2,461)	(431)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	5,894	682
Share-based compensation	9	61
Depreciation and amortization	437	469
Deferred income tax benefit	(1,438)	(193)
Net amortization of deferred loan fees and costs	74	38
Net decrease in loans held for sale	836	—
Write-off of other real estate owned	247	—
Gain on sale of securities available for sale	(478)	—
Loss on sale of other real estate owned	5	20
Net decrease in accrued interest payable	(203)	(366)
Net increase in accrued interest receivable	(57)	(146)
Net decrease (increase) in other assets	289	(68)
Impairment of Silverton Bank stock	—	625
Net increase in accrued expenses and other liabilities	1,158	855

Net cash provided by operating activities	4,312	1,546

Cash flows from investing activities:
Proceeds from sales, principal repayments and maturities on securities available for sale	30,356	6,920
Purchase of securities available for sale	(52,310)	(21,798)
Net decrease (increase) in time deposits	2,287	1,693
Net loan repayments (disbursements)	2,108	(25,002)
Purchases of premises and equipment	(545)	(274)
Proceeds from sale of other real estate owned	11	62
Redemption (purchase) of Federal Home Loan Bank stock	90	(143)

Net cash used in investing activities	(18,003)	(38,542)

Cash flows from financing activities:
Net increase in deposits	10,761	37,331
Net (decrease) increase in other borrowings	(3,318)	901
Net decrease in advances from Federal Home Loan Bank	—	(1,000)
Proceeds from preferred stock issued	—	6,514
Preferred stock dividend requirements and Series B stock accretion	(266)	(245)

Net cash provided by financing activities	7,177	43,501

Net (decrease) increase in cash and cash equivalents	(6,514)	6,505

Cash and cash equivalents at beginning of period	22,098	9,471

Cash and cash equivalents at end of period	$15,584	15,976

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$4,117	5,637

Income taxes	$—	—

Noncash transactions:
Accumulated other comprehensive (loss) income, net change in unrealized (loss) gain on securities available for sale, net of taxes	$(43)	152

Transfer of loans to other real estate owned	$3,354	1,146

Transfer of other real estate owned to loans	$189	64

See accompanying Notes to Condensed Consolidated Financial Statements.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation. In the opinion of the management of Alarion Financial Services, Inc. (the “Holding Company”), the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position at September 30, 2010 and the results of operations for the three- and nine-month periods ended September 30, 2010 and 2009 and cash flows for the nine-month periods ended September 30, 2010 and 2009. The results of operations for the three- and nine-month periods ended September 30, 2010, are not necessarily indicative of results that may be expected for the year ending December 31, 2010.

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

2. Securities. Securities have been classified according to management’s intent. The carrying amount of securities available for sale and their approximate fair values are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At September 30, 2010:
Mortgage-backed securities	$53,786	161	(301)	53,646

At December 31, 2009:
U.S. Government agency securities	1,029	—	(24)	1,005
Mortgage-backed securities	30,325	150	(198)	30,277

	$31,354	150	(222)	31,282

The scheduled maturities of securities at September 30, 2010 are as follows (in thousands):

	Amortized Cost	Fair Value

Mortgage-backed securities	$53,786	53,646

At September 30, 2010 and December 31, 2009, securities with a carrying value of approximately $11.5 million and $18.2 million, respectively, were pledged for other borrowings and public funds.

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

2. Securities, Continued. Securities sold during the nine months ended September 30, 2010 are summarized as follows (in thousands):

Principal received from sales	$22,600

Gross gains	478
Gross losses	—

Net gain	$478

There were no sales of securities for the nine months ended September 30, 2009.

Securities with gross unrealized losses at September 30, 2010, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is as follows (in thousands):

	Less Than Twelve Months
	Gross Unrealized Losses	Fair Value
Securities Available for Sale-
Mortgage-backed securities	$301	37,293

The unrealized losses on seventeen investment securities were caused by interest rate changes. It is expected that the securities would not be settled at a price less than the par value of the investments. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3. Loans. The components of loans are summarized as follows (in thousands):

	At September 30, 2010	At December 31, 2009

Commercial real estate	$143,047	144,234
Residential real estate and home equity	48,173	45,877
Residential mortgages held for sale	5,489	6,325
Construction	7,777	15,400
Commercial	20,021	22,362
Consumer	2,693	3,130

Total loans	227,200	237,328

Add/Deduct: Allowance for loan losses	(4,967)	(3,035)
Deferred loan costs, net	370	387

Loans, net	$222,603	234,680

4. Loan Impairment and Loan Losses. An analysis of the change in the allowance for loan losses follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Balance at beginning of period	$4,452	2,686	3,035	2,714
Provision for loan losses	600	295	5,894	682
Recoveries	6	—	60	—
Charge-offs	(91)	(100)	(4,022)	(515)

Balance at September 30	$4,967	2,881	4,967	2,881

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

4. Loan Impairment and Loan Losses, Continued. The following is a summary of information regarding nonaccrual and impaired loans (in thousands):

	At September 30, 2010	At December 31, 2009

Nonaccrual loans	$5,377	2,842

Accruing loans past due ninety days or more	$—	—

Collateral dependent loans identified as impaired:
Gross loans with no related allowance for losses (1)	7,653	1,932

Gross loans with related allowance for losses recorded	371	1,667
Less allowances on these loans	(19)	(246)

Net loans with related allowance	352	1,421

Net investment in collateral dependent impaired loans	8,005	3,353

Noncollateral dependent loans identified as impaired:
Gross loans with no related allowance for losses	1,602	1,034

Gross loans with related allowance for losses recorded	6,167	2,094
Less allowance on these loans	(1,453)	(513)

Net loans with related allowance	4,714	1,581

Net investment in noncollateral dependent impaired loans	6,316	2,615

Net investment in impaired loans	$14,321	5,968

(1)	At September 30, 2010 and December 31, 2009, includes loans with partial charge-offs of $1.2 million and $0, respectively, relating to loans with a net carrying value of $2.3 million and $1,932,000.

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

4. Loan Impairment and Loan Losses, Continued. The average net investment in impaired loans and interest income recognized and received on impaired loans are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Interest income recognized on impaired loans	$64	54	180	115

Interest income received on impaired loans	$64	54	180	115

Average net recorded investment in impaired loans	$17,193	4,705	13,397	3,750

5. Earnings (Loss) Per Common Share. Earnings (loss) per share (“EPS”) of common stock have been computed on the basis of the weighted-average number of shares of common stock outstanding. Outstanding stock options and warrants are not considered dilutive securities for the nine month periods ended September 30, 2010 and 2009 due to the net loss incurred by the Company. All outstanding stock options and warrants are not considered dilutive securities for the three month periods ended September 30, 2010 and 2009 due to the exercise price exceeding the average market price for the purposes of calculating diluted EPS, which is computed using the treasury stock method. The following table represents the calculations of the weighted-average number of shares for EPS (in thousands, except per share amounts):

	2010			2009
	Earnings (Loss)	Weighted- Average Shares	Per Share Amount	Earnings (Loss)	Weighted- Average Shares	Per Share Amount
Three Months Ended September 30:
Basic EPS:
Net earnings available to common stockholders	$165	2,653	$0.06	$2	2,653	$—

Effect of dilutive securities-
Incremental shares from assumed conversion of options		—			—

Diluted EPS:
Net earnings available to common stockholders and assumed conversions	$165	2,653	$0.06	$2	2,653	$—

Nine Months Ended September 30:
Basic EPS:
Net loss available to common stockholders	$(2,776)	2,653	$(1.05)	$(722)	2,653	$(0.27)

Effect of dilutive securities-
Incremental shares from assumed conversion of options and warrants		—			—

Diluted EPS:
Net loss available to common stockholders and assumed conversions	$(2,776)	2,653	$(1.05)	$(722)	2,653	$(0.27)

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

6. Share-Based Compensation. The Company adopted a stock option plan for its employees and directors (the “Plan”). Fifteen percent of the total amount of common shares outstanding, up to 450,000 shares (currently 397,981 shares), have been reserved under the Plan. Stock options are granted at an exercise price equal to or greater than the fair market value of the common stock on the date of grant. Options granted to directors vest immediately and for employees, the options primarily vest over two years starting with the date of grant and ending on the second anniversary thereof. At September 30, 2010, there were 101,829 options available for future grants under the Plan. A summary of stock option transactions under the Plan for the nine-month period ended September 30, 2010, follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Options outstanding at December 31, 2009	276,069	$10.12
Options forfeited	(3,433)	10.42

Options outstanding at September 30, 2010	272,636	$10.12	6.13 years	$—

Options exercisable at September 30, 2010	266,295	$10.13	6.07 years	$—

No options have been granted during 2010. The fair value of each option granted for the nine-month period ended September 30, 2009 were estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

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

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

6. Share-Based Compensation, Continued. There were no options exercised during the nine-month periods ended September 30, 2010 and 2009. At September 30, 2010, there was approximately $4,000 of total unrecognized compensation expense related to the nonvested share-based compensation arrangement granted under the plan. The cost is expected to be recognized over a weighted-average period of four months. The total fair value of shares vesting and recognized as compensation was approximately $9,000 and $61,000 for the nine-month periods ended September 30, 2010 and 2009, respectively.

7. Fair Value Measurements. Our listing of financial assets subject to fair value measurements on a recurring basis are as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2010-
Mortgage-backed securities	$53,646	—	53,646	—

As of December 31, 2009:
U.S. Government agency securities	$1,005	—	1,005	—
Mortgage-backed securities	30,277	—	30,277	—

	$31,282	—	31,282	—

There were no transfers of securities between levels of inputs for the nine months ended September 30, 2010.

Assets measured at fair value on a nonrecurring basis are summarized below (in thousands):

						Total
						Losses
						Recorded In
						Operations for
						the Nine-Month
						Period Ended
	Net Carrying Value at September 30, 2010				Total Losses	September 30,
	Total	Level 1	Level 2	Level 3		2010
As of September 30, 2010:
Impaired loans	$352	—	—	352	19	19

Other real estate owned	$4,485	—	—	4,485	210	156

In addition, loans with a carrying value of $7,653,000 at September 30, 2010 were measured for impairment using Level 3 inputs and had a fair value in excess of carrying value.

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

7. Fair Value Measurements, Continued. Assets measured at fair value on a nonrecurring basis are summarized below (in thousands):

						Total
						Losses
						Recorded
						In Operations
						For the Year
						Ended
	Net Carrying Value at December 31, 2009				Total Losses	December 31,
	Total	Level 1	Level 2	Level 3		2009
As of December 31, 2009:
Impaired loans	$1,421	—	—	1,421	246	238

Other real estate owned	$1,583	—	—	1,583	76	76

In addition, loans with a carrying value of $1,932,000 at December 31, 2009 were measured for impairment using Level 3 inputs and had a fair value in excess of carrying value.

8. Fair Value of Financial Instruments. The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	At September 30, 2010		At December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$15,584	15,584	22,098	22,098
Interest bearing time deposits in banks	—	—	2,287	2,287
Securities available for sale	53,646	53,646	31,282	31,282
Loans, net	222,603	223,778	234,680	237,399
Accrued interest receivable	996	996	939	939
Federal Home Loan Bank stock	1,409	1,409	1,499	1,499

Financial liabilities:
Deposits	260,750	263,036	249,989	253,975
Other borrowings	4,315	4,315	7,633	7,633
Federal Home Loan Bank advances	21,000	18,963	21,000	19,788
Accrued interest payable	437	437	640	640

Off-balance-sheet financial instruments	—	—	—	—

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company’s independent registered public accounting firm, has made a limited review of the financial data as of September 30, 2010, and for the three- and nine-month periods ended September 30, 2010 and 2009 presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board (United States).

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

Alarion Financial Services, Inc.

Ocala, Florida:

We have reviewed the accompanying condensed consolidated balance sheet of Alarion Financial Services, Inc. and Subsidiaries (the “Company”) as of September 30, 2010, the related condensed consolidated statements of operations for the three- and nine-month periods ended September 30, 2010 and 2009, and the related condensed consolidated statements of cash flows and changes in stockholders’ equity for the nine-month periods ended September 30, 2010 and 2009. These interim condensed financial statements are the responsibility of the Company’s management.

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

November 15, 2010

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

The Bank provides a variety of consumer and commercial banking services to individuals, businesses and industries. The basic services offered by the Bank include: demand interest-bearing and noninterest-bearing accounts, money-market deposit accounts, NOW accounts, time deposits, credit cards, cash management, direct deposits, notary services, money orders, night depository, travelers’ checks, cashier’s checks, domestic collections, savings bonds, bank drafts, automated teller services, drive-in tellers, and banking by mail. In addition, the Bank makes secured and unsecured commercial, consumer, and real estate loans and issues stand-by letters of credit. The Bank provides automated teller machine (ATM) cards and is a member of the Star ATM network, thereby permitting customers to utilize the convenience of larger ATM networks. In addition to the foregoing services, the offices of the Company provide customers with extended banking hours. The Company does not have trust powers and, accordingly, no trust services are provided.

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

Capital Resources, Commitments and Capital Requirements

The Bank’s principal sources of funds are those generated by the Bank, including net increases in deposits and borrowings, principal and interest payments on loans, and proceeds from maturities and sales of investment securities.

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

The following table summarizes the Bank’s contractual obligations, including certain on-balance sheet and off-balance sheet obligations, at September 30, 2010 (in thousands):

Contractual Obligations	Total

Time deposit maturities	$155,995
Advances from Federal Home Loan Bank	21,000
Other borrowings	4,315
Commitments to extend credit	585
Unused lines of credit	19,093
Standby letters of credit	359

Total	$201,347

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. If such minimum amounts and percentages are met, the Bank is considered “adequately capitalized.” If the actual amounts exceed the requirements of “adequately capitalized,” and meet even more stringent minimum standards, they are considered “well capitalized.” Management believes as of September 30, 2010, the Bank meets the capital requirements for a “well capitalized” financial institution.

The table below shows the total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios of the Bank at September 30, 2010 and December 31, 2009, and the minimum required amounts and percentages ($ in thousands).

	Actual		For Capital Adequacy Purposes		For Well Capitalized Purposes
	Amount	Percent	Amount	Percent	Amount	Percent
As of September 30, 2010:
Total capital (to Risk-Weighted Assets)	$26,632	11.48%	$18,559	8.00%	$23,199	10.00%
Tier I Capital (to Risk-Weighted Assets)	23,707	10.22	9,279	4.00	13,918	6.00
Tier I Capital (to Average Assets)	23,707	7.55	12,560	4.00	15,700	5.00

As of December 31, 2009:
Total capital (to Risk-Weighted Assets)	28,332	11.49	19,726	8.00	24,658	10.00
Tier I Capital (to Risk-Weighted Assets)	25,297	10.26	9,862	4.00	14,794	6.00
Tier I Capital (to Average Assets)	25,297	8.37	12,089	4.00	15,112	5.00

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Results of Operations

The following table shows selected ratios for the periods ended or at the dates indicated:

	Nine Months Ended September 30, 2010	Year Ended December 31, 2009	Nine Months Ended September 30, 2009
Average equity as a percentage of average assets	9.21%	10.56%	10.57%

Total equity to total assets at end of period	8.84%	9.89%	10.15%

Return on average assets (1)	(1.04)%	—%	(.21)%

Return on average equity (1)	(11.26)%	0.02%	(1.92)%

Noninterest expense to average assets (1)	2.80%	2.75%	2.90%

Nonperforming loans to total loans at end of period (2)	2.42%	1.21%	.15%

(1)	Annualized for the nine-months ended September 30, 2010 and 2009.
(2)	Nonperforming loans consist of nonaccrual loans and accruing loans contractually past due ninety days or more.

Changes in Financial Condition

Total assets increased $6 million or 2%, from $311 million at December 31, 2009 to $316 million at September 30, 2010, primarily as a result of a $22 million increase in securities somewhat offset by a decrease in net loans of $12 million. Deposits increased $11 million from $250 million at December 31, 2009 to $261 million at September 30, 2010.

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

	Three Months Ended September 30,
	2010			2009
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest And Dividends	Average Yield/ Rate
	($ in thousands)
Interest-earning assets:
Loans	$223,451	3,185	5.65%	$224,112	3,312	5.86%
Securities	34,670	258	2.95	24,513	234	3.79
Other (1)	32,530	13	0.16	20,839	125	2.38

Total interest-earning assets	290,651	3,456	4.72	269,464	3,671	5.40

Noninterest-earning assets	26,363			24,126

Total assets	$317,014			$293,590

Interest-bearing liabilities:
Deposits	238,063	1,066	1.78	215,411	1,417	2.61
FHLB advances and other borrowings	24,787	174	2.79	28,426	205	2.86

Total interest-bearing liabilities	262,850	1,240	1.87	243,837	1,622	2.64

Noninterest-bearing deposits	24,236			18,347
Noninterest-bearing liabilities	1,956			1,024
Stockholders’ equity	27,972			30,382

Total liabilities and stockholders’ equity	$317,014			$293,590

Net interest income		$2,216			$2,049

Interest-rate spread			2.85%			2.76%

Net interest margin (2)			3.02%			3.02%

Ratio of interest-earning assets to interest-bearing liabilities	1.11			1.11

(1)	Includes interest-earning deposits, federal funds sold, time deposits and Federal Home Loan Bank stock.
(2)	Net interest margin is annualized net interest income divided by average interest-earning assets.

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

	Nine Months Ended September 30,
	2010			2009
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	($ in thousands)
Interest-earning assets:
Loans	$228,663	9,646	5.64%	$216,943	9,577	5.90%
Securities	36,990	909	3.29	19,672	564	3.83
Other (1)	24,673	55	0.30	25,587	419	2.19

Total interest-earning assets	290,326	10,610	4.89	262,202	10,560	5.38

Noninterest-earning assets	25,936			22,288

Total assets	$316,262			$284,490

Interest-bearing liabilities:
Deposits	237,574	3,390	1.91	207,385	4,655	3.00
FHLB advances and other borrowings	25,597	524	2.74	28,325	616	2.91

Total interest-bearing liabilities	263,171	3,914	1.99	235,710	5,271	2.99

Noninterest-bearing deposits	22,302			17,871
Noninterest-bearing liabilities	1,652			852
Stockholders’ equity	29,137			30,057

Total liabilities and stockholders’ equity	$316,262			$284,490

Net interest income		$6,696			$5,289

Interest-rate spread			2.90%			2.39%

Net interest margin (2)			3.08%			2.70%

Ratio of interest-earning assets to interest-bearing liabilities	1.10			1.11

(1)	Includes interest-earning deposits, federal funds sold, time deposits and Federal Home Loan Bank stock.
(2)	Net interest margin is annualized net interest income divided by average interest-earning assets.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Comparison of the Three-Month Periods Ended September 30, 2010 and 2009

General Operating Results. Net earnings available to common shareholders for the three-month period ended September 30, 2010 was $165,000, or $0.06 per basic and diluted common share, compared to $2,000, or $0.00 per basic and diluted share, for the comparable period in 2009. The $163,000 increase resulted primarily from a $167,000 increase in net interest income, partially offset by an increase in noninterest expense of $228,000, and a $305,000 increase in the provision for loan losses.

Interest Income. Interest income decreased $215,000 to $3.5 million for the three-month period ended September 30, 2010, compared to the three-month period ended September 30, 2009. The decrease was due to a decrease in the average yield earned on interest-earning assets from 5.40% for the three months ended September 30, 2009 to 4.72% for the three months ended September 30, 2010, partially offset by a $21.2 million increase in average interest-earning assets outstanding for the three months ended September 30, 2010 compared to the 2009 period.

Interest Expense. Interest expense decreased $382,000 from $1.6 million for the three-month period ended September 30, 2009 to $1.2 million for the three-month period ended September 30, 2010. The decrease was primarily due to a decrease in the average cost of interest-bearing liabilities from 2.64% for the three months ended September 30, 2009 to 1.87% for the comparable 2010 period, partially offset by an increase of $19 million in average interest-bearing liabilities outstanding.

Provision for Loan Losses. The provision for loan losses is charged to operations to increase the total loan loss allowance to a level deemed appropriate by management. The provision is based upon the volume and type of lending conducted by the Company, industry standards, general economic conditions, particularly as they relate to the Company’s market area, and other factors related to the collectability of the Company’s loan portfolio. The Company recorded provisions for loan losses for the three-month periods ended September 30, 2010 and 2009 of $600,000 and $295,000, respectively. Management believes that the allowance for loan losses, which was $4.97 million or 2.19% of gross loans at September 30, 2010 is adequate.

Noninterest Income. Noninterest income increased $613,000 during the 2010 period. The increase was primarily due to an $83,000 increase in loan brokerage fees and a $478,000 increase in net gain on sale of securities compared to the three-month period ended September 30, 2009.

Noninterest Expense. Noninterest expense increased by $228,000 from $1.9 million for the three-month period ended September 30, 2009 to $2.1 million for the three-month period ended September 30, 2010. The increase was primarily due to an increase of $190,000 in OREO expense and $34,000 in FDIC assessment.

Income Taxes. The income tax expense was $169,000 for the three-month period ended September 30, 2010, compared to an income tax benefit of $84,000 for the corresponding period in 2009.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Comparison of the Nine-Month Periods Ended September 30, 2010 and 2009

General Operating Results. Net loss available to common shareholders for the nine-month period ended September 30, 2010 was $2,776,000, or $(1.05) per basic and diluted common share, compared to $722,000, or $(0.27) per basic and diluted share, for the comparable period in 2009. The $2.1 million increase resulted primarily from an increase in noninterest expense of $446,000 and a $5.2 million increase in provision for loan losses, partially offset by a $1.4 million increase in net interest income, and a $976,000 increase in noninterest income.

Interest Income. Interest income increased $50,000 to $10.6 million for the nine-month period ended September 30, 2010, compared to the nine-month period ended September 30, 2009. The increase was due to a $28.1 million increase in average interest earning assets outstanding for the nine months ended September 30, 2010 compared to the 2009 period, partially offset by a decrease in the average yield earned on interest earning assets from 5.38% for the nine months ended September 30, 2009 to 4.89% for the nine months ended September 30, 2010.

Interest Expense. Interest expense decreased $1.4 million from $5.3 million for the nine-month period ended September 30, 2009 to $3.9 million for the nine-month period ended September 30, 2010. The decrease was primarily due to a decrease in the average cost of interest-bearing liabilities from 2.99% for the nine months ended September 30, 2009 to 1.99% for the comparable 2010 period, partially offset by an increase of $27.5 million in average interest-bearing liabilities.

Provision for Loan Losses. The provision for loan losses is charged to operations to increase the total loan loss allowance to a level deemed appropriate by management. The provision is based upon the volume and type of lending conducted by the Company, industry standards, general economic conditions, particularly as they relate to the Company’s market area, and other factors related to the collectability of the Company’s loan portfolio. The Company recorded provisions for loan losses for the nine-month periods ended September 30, 2010 and 2009 of $5.9 million and $682,000, respectively. Management believes that the allowance for loan losses, which was $4.97 million or 2.19% of gross loans at September 30, 2010 is adequate.

Noninterest Income. Noninterest income increased $976,000 during the 2010 period. The increase was primarily due to a $319,000 increase in loan brokerage fees and a $478,000 increase in net gain on sale of securities when compared to the nine-month period ended September 30, 2009.

Noninterest Expense. Noninterest expense increased by $446,000 from $6.2 million for the nine-month period ended September 30, 2009 to $6.6 million for the nine-month period ended September 30, 2010. The increase was primarily due to increases of $250,000 in salaries and employee benefits, $66,000 in occupancy and equipment expense, $16,000 in data processing expense, $433,000 for OREO expense, and $248,000 in other noninterest expense, all related to the overall growth of the Company.

Income Taxes. The income tax benefit was $1.4 million for the nine-month period ended September 30, 2010, compared to an income tax benefit of $193,000 for the corresponding period in 2009.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 4.	Controls and Procedures

a.	Evaluation of disclosure controls and procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of September 30, 2010, the Principal Executive and Principal Financial Officer of the Company concluded that the Company’s disclosure controls and procedures were adequate.

b.	Changes in internal controls. The Company made no significant changes in its internal controls over financial reporting during the quarter ended September 30, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

c.	Limitations on Effectiveness of Controls. The Company, including its Principal Executive Officer and Principal Financial Officer, does not expect that our disclosure controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings

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

Date: November 12, 2010

Alarion Financial Services, Inc.

By:	/s/ Jon M. Kurtz
Name:	Jon M. Kurtz, President and
Principal Executive Officer

By:	/s/ Matthew Ivers
Name:	Matthew Ivers, Senior Vice President
and Principal Financial and Accounting
Officer