Form 10-K
period 2010-12-31
Alarion Financial Services Inc
filed 2011-03-31
CIK 1353174

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

Of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant (2,201,085 shares) on June 30, 2010, was approximately $11,005,425. As of such date, nor organized trading market existed for the common stock. Therefore, the aggregate market value was computed by reference to the last known sales price of $5.00 per share. For the purposes of this response, directors and officers of the Registrant’s common stock are considered the affiliates of the Registrant at that date.

The number of shares outstanding of the Registrant’s common stock, as of January 31, 2011: 2,653,208 shares of $.01 par value common stock.

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

Economic Conditions

Our success significantly depends upon the growth in population, income levels, deposits and housing starts in our markets. During the current economic downturn, the rate of growth of each of these factors has decreased substantially and in some cases has turned negative. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally continue to remain challenging, our business may be adversely affected. Our specific market areas have experienced decreased growth, which has affected the ability of our customers to repay their loans to us and has generally affected our financial condition and results of operations.

With our loans concentrated in our Florida markets, the decline in local economic conditions has adversely affected the values of our real estate collateral and will likely continue to do so for the foreseeable future. Consequently, a prolonged decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are geographically diverse.

Specifically, there has been a dramatic decrease in housing and real estate values in Florida during the current economic downturn, coupled with a significant increase in the rate of unemployment. These trends have contributed to an increase in our non-performing loans and reduced asset quality. As of December 31, 2010, our non-performing loans were approximately $5.8 million, or 3% of the loan portfolio. Nonperforming assets were approximately $12.2 million as of the same date, or 4% of total assets. In addition, we had approximately $7.4 million in accruing loans that were between 30 and 89 days delinquent at December 31, 2010. If market conditions continue to deteriorate, they may lead to additional valuation adjustments on our loan portfolio and real estate owned as we continue to reassess the market value of our loan portfolio, the losses associated with the loans in default and the net realizable value of real estate owned.

Our non-performing assets adversely affect our net income in various ways. Until economic and market conditions improve, we expect to have continued pressure on profitability. We do not record interest income on non-accrual loans or other real estate owned, thereby adversely affecting our income, and increasing our loan administration costs. In addition, customers who are builders and developers face greater difficulty in selling their homes in markets where the decrease in housing and real estate values are more pronounced. Consequently, we have faced increased delinquencies and nonperforming assets as these customers are forced to default on their loans. While it is not prudent to anticipate market changes in the near-term, the possibility exists for additional downgrades, provisions for loan losses, charge-offs and foreclosures in our loan portfolios.

When we take collateral in foreclosures and similar proceedings, we are required to mark the related loan to the then-fair market value of the collateral, which may result in a loss. These loans and other real estate owned also increase our risk profile and the amount of capital our regulators believe is appropriate in light of such risks. In addition, the resolution of nonperforming assets requires significant commitments of time from management and our directors, which can be detrimental to the performance of their other responsibilities. We may determine to sell nonperforming assets from time to time to improve our credit quality and reduce the time and costs of carrying these assets. These results of these sales cannot be determined and may result in additional write-downs.

Furthermore, the U.S. federal, state and foreign governments have taken or are considering extraordinary actions in an attempt to deal with the worldwide financial crisis and the severe decline in the global economy. To the extent adopted, many of these actions have been in effect for only a limited time, and have produced limited or no relief to the capital, credit and real estate markets. There is no assurance that these actions or other actions under consideration will ultimately be successful. The Dodd-Frank Act has just been adopted, and requires numerous studies and rulemaking. We cannot predict the effects of this recent legislation or the new regulations that will be issued to implement it, on us, our competitors, counterparties, and on the financial markets and the economy.

Regulatory Matters

The Bank has agreed with its regulators to undertake a program of corrective and proactive actions as contained in a memorandum of understanding. The memorandum of understanding imposes no penalties on the Bank and as of December 31, 2010, the Bank was in compliance with all of its provisions. Specifically, the Bank has agreed to maintain its “well capitalized” position, to establish and maintain an adequate allowance for loan and lease losses, to reduce adversely classified assets, to submit to the regulators a strategic plan and a commercial real estate loan risk monitoring and reduction plan, to ensure compliance with laws, regulations and policy statements, to not pay dividends, to notify the regulators of any changes in directors or executive officers and to provide periodic reports as to the Bank’s compliance with the memorandum. We believe we are in substantive compliance at this time.

Lending Activities

The Bank offers a range of lending services, including real estate, consumer and commercial loans, to individuals and small businesses and other organizations that are located in or conduct a substantial portion of their business in the Bank’s market area. The Bank’s net loans at December 31, 2010 were $213 million, or 70% of total assets. The interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan, and are further subject to competitive pressures, money market rates, availability of funds, and government regulations. The Bank has no foreign loans or loans for highly leveraged transactions.

The Bank’s loans are concentrated in five major areas: commercial real estate loans, residential real estate loans, construction, commercial loans (for equipment purchases, working capital and various other business purposes) and consumer loans. A majority of the Bank’s loans are made on a secured basis. As of December 31, 2010, approximately 87% of the Bank’s loan portfolio consisted of loans secured by real estate, of which approximately 65% of the total loan portfolio is secured by commercial properties. Our emphasis is on loans secured by commercial real estate, rather than riskier receivables or business inventory loans. Risks of these types of loans include the general business conditions of the local economy and borrowers’ ability to conduct their businesses to generate sufficient profits to repay their loans under the agreed upon terms and conditions. Personal guarantees may be obtained from the principals of business borrowers and third parties to support the borrowers’ ability to service the debt and reduce the risk of non-payment. Commercial loans may be made at variable or fixed rates of interest. Commercial lines of credit are typically granted on a one-year basis, with loan covenants and monetary thresholds. Other commercial loans with terms or amortization schedules of longer than one year may carry interest rates which vary with the prime lending rate and will become payable in full and are generally refinanced in three to five years. Commercial loans not secured by real estate amounted to approximately 10% of the Bank’s total loan portfolio as of December 31, 2010.

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

Certain credit risks are inherent in making loans. These include prepayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual borrowers. In particular, longer maturities increase the risk that economic conditions will change and adversely affect collectability. The Bank attempts to minimize credit losses through various means. In particular, on larger credits, the Bank generally relies on the cash flow of a debtor as the source of repayment and secondarily on the value of the underlying collateral. In addition, the Bank attempts to utilize shorter loan terms in order to reduce the risk of a decline in the value of such collateral.

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

Loan Loss Allowance

In considering the adequacy of our allowance for loan losses, the Bank has considered that as of December 31, 2010, approximately 65% of outstanding loans are in the commercial real estate loan category. At December 31, 2010, commercial loans including commercial real estate represented 74% of our loan portfolio. Commercial loans are generally considered by management as having greater risk than other categories of loans in our loan portfolio. We believe that the real estate collateral securing our commercial real estate loans reduces the risk of loss inherently present in commercial loans.

At December 31, 2010, our consumer loan portfolio consisted primarily of lines of credit and installment loans secured by automobiles and other consumer goods. We believe that the risk associated with these types of loans has been adequately provided for in the loan loss allowance.

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

The allowance for loan losses is established through a provision for loan losses charged to expenses. Loans are to be charged off against the allowance when management believes the collectability of principal is unlikely. In addition, loss experience will be monitored in establishing the provision. During the year ended December 31, 2010, $5,816,000 in loans were charged off against the allowance for loan losses.

Deposit Activities

Deposits are the major source of the Bank’s funds for lending and other investment activities. The Bank considers the majority of its regular savings, demand, NOW and money market deposit accounts to be core deposits. These accounts comprised approximately 37% of the Bank’s total deposits at December 31, 2010. Approximately 41% of the Bank’s deposits at December 31, 2010 were time deposits. Generally, the Bank attempts to maintain the rates paid on its deposits at a competitive level. Time deposits of $100,000 and over made up approximately 24% of the Bank’s total deposits at December 31, 2010. The majority of the deposits of the Bank are generated from Alachua and Marion County.

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

Capital Requirements. Bank regulatory agencies require financial institutions to maintain capital at adequate levels based on a percentage of assets and off balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers. Tier 1 capital consists of common shareholders’ equity, excluding the unrealized gain (loss) on available-for-sale securities, minus certain intangible assets. Tier 2 capital consists of the general allowance for credit losses except for certain limitations. An institution’s qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital. Bank holding companies and banks are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%, but all but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum. At December 31, 2010 the Bank met all capital requirements to which they were subject.

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

As of December 31, 2010, the Bank met the capital requirements of a “well capitalized” institution. Bank holding companies are not subject to “prompt corrective action” of FDICIA.

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

The Dodd-Frank Act

On July 21, 2010, President Obama signed the Dodd-Frank Act into law. The Dodd-Frank Act will have a broad impact on the financial services industry, imposing significant regulatory and compliance changes, including the designation of certain financial companies as systemically significant, the imposition of increased capital, leverage, and liquidity requirements, and numerous other provisions designed to improve supervision and oversight of, and strengthen safety and soundness within, the financial services sector. Additionally, the Dodd-Frank Act establishes a new framework of authority to conduct systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, or Council, the Federal Reserve, the OCC, and the FDIC.

The following items provide a brief description of certain provisions of the Dodd-Frank Act.

•	Source of strength. The Dodd-Frank Act requires all companies that directly or indirectly control an insured depository institution to serve as a source of strength for the institution.

•	Limitation on federal preemption. The Dodd-Frank Act significantly reduces the ability of national banks and federal thrifts to rely upon federal preemption of state consumer financial laws.

•

Mortgage loan origination and risk retention. The Dodd-Frank Act contains additional regulatory requirements that may affect our operations and result in increased compliance costs. For example, the Dodd-Frank Act imposes new standards for mortgage loan originations on all lenders, including banks and thrifts, in an effort to require steps to verify a borrower's ability to repay. In addition, the Dodd-Frank Act generally requires lenders or securitizers to retain an economic interest in the credit risk relating to loans the lender sells or mortgage and other asset-backed securities that the securitizer issues. The risk retention requirement generally will be 5%, but could be increased or decreased by regulation.

•

Imposition of restrictions on certain activities. The Dodd-Frank Act requires new regulations for the over-the-counter derivatives market, including requirements for clearing, exchange trading, capital, margin, and reporting. Additionally, the Dodd-Frank Act requires that certain swaps and derivatives activities be "pushed out" of insured depository institutions and conducted in non-bank affiliates.

•

Expanded FDIC resolution authority. While insured depository institutions have long been subject to the FDIC's resolution process, the Dodd-Frank Act creates a new mechanism for the FDIC to conduct the orderly liquidation of certain "covered financial companies," including bank and thrift holding companies and systemically significant non-bank financial companies.

•

Consumer Financial Protection Bureau (“CFPB”). The Dodd-Frank Act creates a new independent CFPB within the Federal Reserve. The CFPB is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The CFPB has rulemaking authority over many of the statutes governing products and services offered to bank and thrift consumers.

•

Deposit insurance. The Dodd-Frank Act makes permanent the general $250,000 deposit insurance limit for insured deposits. The Dodd-Frank Act also extends until January 1, 2013, federal deposit coverage for the full net amount held by depositors in non-interest bearing transaction accounts.

•

Transactions with affiliates and insiders. The Dodd-Frank Act generally enhances the restrictions on transactions with affiliates under Section 23A and 23B of the Federal Reserve Act, including an expansion of the definition of "covered transactions."

•	Enhanced lending limits. The Dodd-Frank Act strengthens the existing limits on a depository institution's credit exposure to one borrower.

•

Corporate governance. The Dodd-Frank Act addresses many investor protection, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies, including the Company. The Dodd-Frank Act (1) grants stockholders of U.S. publicly traded companies an advisory vote on executive compensation; (2) enhances independence requirements for compensation committee members; (3) requires companies listed on national securities exchanges to adopt incentive-based compensation clawback policies for executive officers; and (4) provides the SEC with authority to adopt proxy access rules that would allow stockholders of publicly traded companies to nominate candidates for election as a director and have those nominees included in a company's proxy materials.

Many of the requirements of the Dodd-Frank Act will be implemented over time and most will be subject to regulations implemented over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on our operations is unclear.

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

Employees

As of December 31, 2010, the Company and the Bank collectively had 74 full-time employees (including executive officers) and 6 part-time employees. The employees are not represented by a collective bargaining unit. The Company considers relations with employees to be good.

Item 1A.	Risk Factors

Not applicable

Item 1B.	Unresolved Staff Comments

Not applicable

Item 2.	Properties

The following table sets forth information on the Bank’s offices as of December 31, 2010.

Location	Facility Status

Headquarters & Main Office
One Northeast First Avenue
Ocala, Florida	Leased by Bank

Gainesville Branch Office
4373 Newberry Road
Gainesville, Florida	Owned by Bank

34th Street Branch Office
4200 SW 34th Street
Gainesville, Florida	Owned by Bank

Alachua Branch
16404 NW 174th Drive
Alachua, Florida	Owned by Bank

17th Street Branch Office
2510 SE Maricamp Road
Ocala, Florida	Owned by Bank

SR200 Branch Office
7605 SW SR200
Ocala, Florida	Owned by Bank

Gainesville Lending Origination Office
5532 NW 43rd St, Suite D
Gainesville, FL	Leased by Bank

Gainesville Lending Origination Office
4200 SW 34th Street
Gainesville, FL	Owned by Bank

Ocala Lending Origination Office
2226 E. Silver Springs Blvd
Ocala, FL	Leased by Bank

Ocala Lending Origination Office
7621 SW SR200
Ocala, FL	Leased by Bank

St. Augustine Lending Origination Office
24 Cathedral Place, Suite 205
St. Augustine, FL	Leased by Bank

Jacksonville Origination Office
13500 Sutton Park Drive South, Suite 102
Jacksonville, FL	Leased by Bank

Ponte Vedra Lending Origination Office
115-B Solana Road
Ponte Vedra Beach, FL	Leased by Bank

None of these properties are encumbered by any liens or mortgages. Other than in the ordinary course of the Bank’s lending and investment business, the Company does not invest in real estate or real estate mortgages. Such activities are described in “Description of Business” and “Management’s Discussion and Analysis.”

Item 3.	Legal Proceedings

As of December 31, 2010, neither the Company nor the Bank was a party to any material legal proceedings.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Common Stock

There is no public market for the Common Stock and only isolated, privately negotiated sales of Common Stock have occurred since the Bank opened for business in February 2005, and AFSI became a bank holding company by acquiring the Bank on November 16, 2005. There is no established public trading market for the Common Stock and, historically, the shares of Common Stock have been inactively traded. Management of the Company is aware of certain transactions in its Common Stock, although the trading prices and number of shares transferred in all transactions are not known. The last known trade occurred at $5.00 per share. On December 31, 2010, AFSI had approximately 655 shareholders of record.

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

AFSI did not repurchase any of its shares in 2010.

The following table sets forth information about the number of shares reserved for issuance under the 2005 Stock Plan as of December 31, 2010.

	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance
Plans approved by security holders	246,203	$10.12	128,262
Equity compensation plans not approved by security holders	0	$0	0

Total	246,203	$10.12	128,262

Item 6.	Selected Financial Data

Not Applicable

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

SELECTED FINANCIAL DATA

The following table presents selected financial data for the Company. The data for the years 2008, 2009 and 2010 is derived from audited financial statements of the Company. The selected financial data should be read in conjunction with, and are qualified in their entirety by, the consolidated financial statements and the notes thereto and the other information included elsewhere herein.

SELECTED CONSOLIDATED FINANCIAL DATA AT DECEMBER 31, OR FOR THE YEAR THEN ENDED

($ in thousands, except per share amounts)	2010	2009	2008

Total assets	$302,990	310,583	258,639
Loans, net	213,069	228,355	202,792
Cash and cash equivalents	6,404	22,098	9,471
Securities-Available for Sale	49,304	31,282	13,123
Deposits	251,344	249,989	202,914
Borrowed funds	24,054	28,633	29,584
Stockholders’ equity	26,634	30,706	24,636

Interest income	$13,968	14,261	12,866
Interest expense	5,030	6,732	7,385
Net interest income	8,938	7,529	5,481
Provision for loan losses	6,635	1,012	1,115
Net interest income after provision for loan losses	2,303	6,517	4,366
Noninterest income	2,480	1,522	1,192
Noninterest expense	9,792	7,975	6,301
(Loss) earnings before income tax (benefit) expense	(5,009)	64	(743)
Income tax (benefit) expense	(1,849)	57	(258)
Net (loss) earnings	(3,160)	7	(485)
Basic and diluted earnings (loss) per common share	(1.35)	(.15)	(.19)

SELECTED CONSOLIDATED FINANCIAL RATIOS

AND OTHER DATA:

	2010	2009	2008

Return on average assets	(1.01)%	0.00%	(0.21)%
Return on average equity	(10.98)%	0.02%	(1.99)%
Dividend payout ratio	N/A	N/A	N/A
Average equity to average assets	9.16%	10.56%	10.49%
Total equity to total assets	8.79%	9.89%	9.53%
Yield on average earning assets (1)	4.86%	5.35%	5.96%
Net interest margin	3.11%	2.83%	2.54%
Nonperforming assets to total assets	4.02%	1.42%	0.83%
Nonperforming loans to total loans (2)	2.74%	1.21%	0.72%
Allowance for loan losses to gross loans	1.90%	1.31%	1.32%
Noninterest expenses to average assets	3.12%	2.75%	2.71%
Operating efficiency ratio (3)	85.76%	88.11%	94.43%
Net interest income to noninterest expenses	91.28%	94.41%	86.99%
Total common shares outstanding	2,653,208	2,653,208	2,653,208
Book value per common share outstanding	$7.54	$9.10	$9.29
Number of banking offices (all full-service)	6	6	6

(1)	Reflects interest income as a percent of average interest earning assets.
(2)	Non-performing loans consist of nonaccrual loans and accruing loans contractually past due ninety days or more.
(3)	Noninterest expense divided by the sum of net interest income plus noninterest income.

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

The Bank has capitalized upon its market strategy to grow rapidly. As of December 31, 2010, the Bank had grown to approximately $303 million in total assets, $251 million in deposits, and $213 million in portfolio net loans, and $7 million in loans held for sale. The Bank attributes its successful growth to its location in a dynamic growth area and its focus on its targeted market.

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

Lending Activities

The Bank’s loans are concentrated in commercial and real estate loans. A majority of the Bank’s loans are made on a secured basis, and, as of December 31, 2010, approximately 87% of the loan portfolio consisted of loans secured by first or second mortgages on residential or commercial real estate.

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

Liquidity

Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw their funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. In the ordinary course of business, the Bank’s cash flows are generated from deposits, interest and fee income, as well as from loan repayments and the sale, repayments or maturity of securities available-for-sale. In addition to cash and due from banks, the Bank considers all securities available-for-sale and federal funds sold as primary sources of asset liquidity. Many factors affect the ability to accomplish these liquidity objectives successfully, including the economic environment, the asset/liability mix within the balance sheet, as well as the Bank’s reputation in the community. The Bank’s principal sources of funds are net increases in deposits, principal and interest payments on loans and proceeds from sales, calls and maturities of securities. The Bank used its capital resources primarily to fund existing and continuing loan commitments and to purchase securities. At December 31, 2010, the Bank had commitments to originate loans totaling $464,000, and had issued standby letters of credit of $159,000. At December 31, 2010, the Bank also had commitments to extend credit under the undisbursed portion of outstanding lines of credit of $18 million. Scheduled maturities of certificates of deposit during the twelve months following December 31, 2010 totaled $99 million. Management believes that the Bank has adequate resources to fund all its commitments, that substantially all of its existing commitments will be funded in the subsequent twelve months and, if so desired, that it can adjust the rates on certificates of deposit and other deposit accounts to retain deposits in a changing interest rate environment.

Capital Resources, Commitments and Capital Requirements

The Company’s principal sources of funds are those generated by the Bank, including net increases in deposits and other borrowings, principal and interest payments on loans, and proceeds from maturities of investment securities.

The Company uses its capital resources principally to fund existing and continuing loan commitments and to purchase investment securities. Off-balance sheet commitments to extend credit, which amounted to $464,000 at December 31, 2010, represent legally binding agreements to lend to customers with fixed expiration dates or other termination clauses. Since many commitments are expected to expire without being funded, committed amounts do not necessarily represent future cash requirements.

The following table summarizes the Company’s contractual obligations, including certain on-balance sheet and off-balance sheet obligations, at December 31, 2010 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-2 Years	3-5 Years	More Than 5 Years

Time deposit maturities	$148,090	98,563	42,039	7,488	—
FHLB advances	21,000	6,000	2,000	—	13,000
Other borrowings	3,054	3,054	—	—	—
Loan commitments	464	464	—	—	—
Standby letters of credit	159	159	—	—	—
Undisbursed line of credit loans	17,630	11,419	388	686	5,137

Total	$190,397	119,659	44,427	8,174	18,137

Management believes that the Company has adequate resources to fund all its commitments and that the Company can adjust the rates and terms on time deposits and other deposit accounts to retain or obtain new deposits in a changing interest rate environment.

The Company’s stockholders’ equity was $27 million at December 31, 2010, 8.8% of total assets.

The federal banking regulatory authorities have adopted certain “prompt corrective action” rules with respect to depository institutions. The rules establish five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” The various federal banking regulatory agencies have adopted regulations to implement the capital rules by, among other things, defining the relevant capital measures for the five capital categories. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a Tier 1 leverage ratio of 5% or greater and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level. At December 31, 2010, the Bank met the capital ratios of a “well capitalized” financial institution with a total risk-based capital ratio of 11.47% Tier 1 risk-based capital ratio of 10.22%, and a Tier 1 leverage ratio of 7.62%. Depository institutions which fall below the “adequately capitalized” category generally are prohibited from making any capital distribution, are subject to growth limitations, and are required to submit a capital restoration plan.

There are a number of requirements and restrictions that may be imposed on institutions treated as “significantly undercapitalized” and, if the institution is “critically undercapitalized,” the banking regulatory agencies have the right to appoint a receiver or conservator.

The following table summarizes the regulatory capital levels and ratios for the Bank:

	Actual Bank Ratios	Regulatory Requirement For Well Capitalized Bank
At December 31, 2010:
Total capital to risk-weighted assets	11.47%	10.0%
Tier I capital to risk-weighted assets	10.22%	6.0%
Tier I capital to average assets - leverage ratio	7.62%	5.0%

Loan Portfolio

A significant source of the Bank’s income is the interest earned on its loan portfolio. At December 31, 2010, the Bank’s total assets were $303 million and its net loans receivable were $213 million or 70% of total assets.

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

The composition of the Bank’s loan portfolio was as follows ($ in thousands):

	December 31,
	2010		2009
	Amount	% of Total	Amount	% of Total

Commercial real estate	$140,591	64.9%	$144,190	62.4%
Residential real estate and home equity	43,343	20.0%	40,937	17.7%
Construction	4,819	2.2%	15,400	6.7%
Commercial loans	20,587	9.5%	22,406	9.7%
Consumer	7,471	3.4%	8,070	3.5%

Total loans	216,811	100.0%	231,003	100.0%

Less: Allowance for loan losses	(4,115)		(3,035)
Deferred loan costs, net	373		387

Loans receivable, net	$213,069		$228,355

	December 31,
	2008		2007		2006
	Amount	% of Total	Amount	% of Total	Amount	% of Total

Commercial real estate	$102,788	50.1%	$80,652	49.1%	$58,146	55.4%
Residential real estate and home equity	34,286	16.7%	27,440	16.7%	14,091	13.4%
Construction	45,569	22.2%	39,722	24.2%	18,611	17.8%
Commercial loans	19,635	9.6%	13,889	8.4%	12,751	12.2%
Consumer	2,928	1.4%	2,699	1.6%	1,308	1.2%

Total loans	205,206	100.0%	164,402	100.0%	104,907	100.0%

Less: Allowance for loan losses	(2,714)		(2,046)		(1,345)
Deferred loan costs, net	300		351		291

Loans receivable, net	$202,792		$162,707		$103,853

Maturities of Loans. The following table shows the contractual maturities of the Bank’s loan portfolio at December 31, 2010. Loans with scheduled maturities (based on only contract term) are reported in the maturity category in which the payment is due. Demand loans with no stated maturity and overdrafts, if any, are reported in the “due one year or less” category. Loans that have adjustable rates are shown as amortizing to final maturity rather than when the interest rates are next subject to change. The table does not include prepayment or scheduled principal repayments (in thousands):

Type of Loan	Due in 1 Year or Less	Due After 1 to 5 Years	Due After 5 Years	Total

Commercial Real Estate	$38,164	77,629	24,798	140,591
Residential Real Estate and Home Equity	2,330	5,848	35,165	43,343
Construction	2,721	541	1,557	4,819
Commercial	6,165	9,583	4,839	20,587
Consumer	3,207	3,733	531	7,471

Total	$52,587	97,334	66,890	216,811

For the above loans due after one year or more, the following is a presentation of an analysis of sensitivities to changes in interest rates at December 31, 2010 (in thousands):

Type of Loan	Fixed Interest Rate	Floating Interest Rate	Total

Commercial Real Estate	$45,445	56,981	102,426
Residential Real Estate and Home Equity	11,375	29,637	41,012
Construction	1,765	333	2,098
Commercial	3,983	10,439	14,422
Consumer	4,040	226	4,266

Total	$66,608	97,616	164,224

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

	At December 31,
	2010	2009	2008	2007	2006
Non-accrual loans:
Commercial real estate	$4,703	363	272	—	—
Commercial	158	—	—	—	—
Construction and land development	—	1,724	781	—	—
Residential	782	755	444	—	—
Home equity	—	—	—	—	—
Other loans	189	—	—	—	—

Total non-accrual loans	$5,832	2,842	1,497	—	—

Accruing loans over 90 days delinquent:
Commercial real estate	—	—	—	—	—
Commercial	—	—	—	—	—
Other loans	—	—	—	—	—

Total accruing loans over 90 days delinquent	—	—	—	—	—

Total nonperforming loans	$5,832	2,842	1,497	—	—

Foreclosed assets	6,359	1,583	651	—	—

Total non-performing loans and foreclosed assets	$12,191	4,425	2,148	—	—

Total non-performing loans as a percentage of total loans	2.69%	1.23%	0.73%	—	—

Total non-performing loans as a percentage of total assets	1.92%	0.92%	0.58%	—	—

Total accruing loans over 90 days delinquent as a percentage of total assets	—	—	—	—	—

Restructured troubled debt	$8,679	1,836	3,085	—	—

Loan Quality

Management seeks to maintain a high quality of loans through sound underwriting and lending practices. As of December 31, 2010, approximately 90% of the total loan portfolio was collateralized by commercial and residential real estate mortgages. The level of non-performing loans and real estate owned also is relevant to the credit quality of a loan portfolio. As of December 31, 2010, there were $5,832,000 in non-performing loans (those 90 days or more past due).

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

Loan concentrations are defined as amounts loaned to a number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. The Bank, on a routine basis, monitors these concentrations in order to consider adjustments in its lending practices to reflect economic conditions, loan to deposit ratios, and industry trends. As of December 31, 2010, loans collateralized with mortgages on real estate represented 90% of the loan portfolio and were to borrowers in varying activities and businesses.

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

Real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned (“OREO”). OREO properties are recorded at the lower of cost or fair value less estimated selling costs, and the estimated loss, if any, is charged to the allowance for credit losses at the time it is transferred to OREO. Further write-downs in OREO are recorded at the time management believes additional deterioration in value has occurred and are charged to noninterest expense. As of December 31, 2010, the Company had OREO totaling $6,359,000.

Accounting standards require the Bank to identify loans, for which the Bank probably will not receive full repayment of principal and interest, as impaired loans. The Statements require that impaired loans be valued at the present value of expected future cash flows, discounted at the loan’s effective interest rate, or at the observable market price of the loan, or the fair value of the underlying collateral if the loan is collateral dependent. The Bank has implemented the Statements by including in its quarterly review of the adequacy of the allowance for credit losses, to also identify and value impaired loans in accordance with guidance in the Statements. Loans totaling $14,982,000 were deemed to be impaired under the Bank’s policy at December 31, 2010.

At December 31, 2010, the Bank had no accruing loans which were contractually past due 90 days or more as to principal and interest and $8,679,000 in troubled debt restructurings.

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

At December 31, 2010, loan balances totaling $8,959,000 were classified as Special Mention. There were no concentrations of loans exceeding 10% of total loans which has not been disclosed as a category of loans.

Allowance for Loan Losses. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to income. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience in the industry, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and industry standards. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

The allowance for loan losses totaled approximately $4,115,000 at December 31, 2010, and there were $5,816,000 in loans charged-off in 2010. Considering the nature of the Bank’s loan portfolio, management believes that the allowance for loan losses at December 31, 2010, was adequate.

The Bank’s allowance for possible loan losses was allocated using historical loss experience, environmental qualitative factors, and specific reserves for impaired loans based on management’s best estimate of the fair value of collateral securing these loans or based on projected future cash flows from the sale of the underlying collateral and payments from borrowers and guarantors. The allowance was allocated as follows (in thousands):

	At December 31,
	2010		2009
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans

At the end of year allocated to:

Commercial	$427	9.5%	$263	9.7%
Commercial real estate	2,990	64.9%	2,289	62.4%
Residential real estate and home equity	471	20.0%	208	17.7%
Construction	23	2.2%	221	6.7%
Consumer	204	3.4%	54	3.5%

Total	$4,115	100.0%	$3,035	100.0%

	At December 31,
	2008		2007		2006
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans

At the end of year allocated to:

Commercial	$201	9.6%	$208	8.4%	$183	12.2%
Commercial real estate	1,627	50.1%	1,060	49.1%	809	55.4%
Residential real estate and home equity	206	16.7%	139	16.7%	79	13.4%
Construction	624	22.2%	593	24.2%	252	17.8%
Consumer	56	1.4%	46	1.6%	22	1.2%

Total	$2,714	100.0%	$2,046	100.0%	$1,345	100.0%

The following table sets forth certain information with respect to activity in our allowance for loan losses during the years indicated (dollars in thousands):

	At December 31,
	2010	2009	2008	2007	2006

Allowance at beginning of year	$3,035	2,714	2,046	1,345	564

Charge-offs:
Commercial real estate	$3,658	339	—	—	—
Commercial	1,014	—	—	—	—
Construction	15	—	371	—	—
Residential	314	307	76	—	—
Home equity	761	—	—	—	—
Other loans	54	46	—	—	—

Total charge-offs	$5,816	692	447	—	—

Recoveries:
Commercial real estate	222	—	—	—	—
Commercial	2	—	—	—	—
Other loans	37	1	—	—	—

Total recoveries	$261	1	—	—	—

Provision for loan losses charged to operations	6,635	1,012	1,115	701	781

Allowance at end of year	$4,115	3,035	2,714	2,046	1,345

Ratio of net charge-offs during the year to Average loans outstanding during the year	2.46%	0.31%	0.24%	—	—

Allowance for loan losses as a percentage Of total loans at end of year	1.90%	1.31%	1.32%	1.24%	1.28%

Allowance for loan losses as a percentage of non-performing loans	70.56%	106.79%	181.30%	—	—

Investment Securities

At December 31, 2010 the Bank’s investment portfolio has been classified as Available-for-Sale with no securities classified as Held-to-Maturity. The following table sets forth the carrying amount of the Bank’s investment portfolio ($ in thousands):

	At December 31,
	2010	2009	2008
Available for Sale:
Mortgage-backed securities	$49,304	30,277	10,113
U.S. Government agency securities	—	1,005	3,010

Total securities available for sale	$49,304	31,282	13,123

Federal Home Loan Bank stock	$1,409	1,499	1,356
Federal funds sold	$3,015	11,925	5,504
Interest-earning deposits	$262	285	204
Interest-bearing time deposits in banks	$—	8,182	14,507

The carrying amount and weighted average yields for investments at December 31, 2010 are shown below ($ in thousands):

Maturing In	Mortgage- Backed	U.S. Government Agency Securities	Total	Weighted- Average Yields (1)

Due in 1 to 5 years	$—	—	—	—%
Mortgage-backed securities	49,304	—	49,304	3.04%

Total	$49,304	—	49,304	3.04%

(1)	All securities are listed at actual yield and not on a tax equivalent basis. No securities are tax exempt.

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

	December 31,
	2010		2009		2008
	Amount	% of Deposits	Amount	% of Deposits	Amount	% of Deposits

Noninterest-bearing deposits	$26,778	10.7%	$18,136	7.3%	$15,161	7.5%
Money-market accounts	37,693	15.0	38,540	15.4	23,742	11.7
NOW
Savings	6,868	2.7	9,036	3.6	4,955	2.4

Subtotal	31,915	12.7	25,961	10.4	14,412	7.1

Time deposits:	103,254	41.1	91,673	36.7	58,270	28.7
0.00-0.99%	18,313	7.3	338	.1	—	—
1.00-1.99%	78,497	31.2	67,074	26.8	—	—
2.00-2.99%	36,484	14.5	62,893	25.2	3,431	1.7
3.00-3.99%	8,820	3.5	14,566	5.8	66,113	32.6
4.00-4.99%	1,157	0.5	4,283	1.7	54,376	26.8
5.00-5.99%	4,819	1.9	9,162	3.7	20,724	10.2
6.00-6.99%	—	—	—	—	—	—

Total time deposits	148,090	58.9	158,316	63.3	144,644	71.3

Total deposits	$251,344	100.0%	$249,989	100.0%	$202,914	100.0%

Maturity terms, service fees and withdrawal penalties are established by the Bank on a periodic basis. The determination of rates and terms is predicated on funds acquisition and liquidity requirements, rates paid by competitors, growth goals and federal regulations.

FDIC regulations limit the ability of certain insured depository institutions to accept, renew, or rollover deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions having the same type of charter in such depository institutions’ normal market area. Under these regulations, “well capitalized” depository institutions may accept, renew, or roll over deposits at such rates without restriction, “adequately capitalized” depository institutions may accept, renew or roll over deposits at such rates with a waiver from the FDIC (subject to certain restrictions on payments of rates), and “undercapitalized” depository institutions may not accept, renew or roll over deposits at such rates. The regulations contemplate that the definitions of “well capitalized,” “adequately capitalized” and “undercapitalized” will be the same as the definitions adopted by the agencies to implement the prompt corrective action provisions of applicable law. See “Supervision, Regulation and Governmental Policy – Capital Requirements.” As of December 31, 2010, the Bank met the definition of a “well capitalized” depository institution.

The Bank does not have a concentration of deposits from any one source, the loss of which would have a material adverse effect on the Bank. Management believes that substantially all of the Bank’s depositors are residents in its primary market area.

The Company also utilizes customer funds in the CDARS program, which allows customers to obtain full FDIC insurance and has the Bank offer offsetting certificates of deposit in participating banks. These deposits from other banks count as brokered deposits and totaled $13.1 million as of December 31, 2010.

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

As of December 31, 2010, time deposits of $100,000 and over mature as follows (in thousands):

Due in three months or less	$18,680
Due from three months to six months	13,328
Due from six months to one year	10,480
Due over one year	16,586

Total	$59,074

Borrowings

The Company has entered into short-term borrowing arrangements with customers consisting of securities sold under repurchase agreements. The agreements are on a demand basis and call for the payment of interest based on the federal funds rate.

The following summarizes these borrowings ($ in thousands):

	At December 31,
	2010	2009	2008

Balance outstanding at year-end	$3,054	$7,633	$7,584
Average balance outstanding during the year	4,132	7,141	4,727
Average interest rate paid	0.51%	0.48%	1.46%
Maximum amount outstanding at any month-end during year	5,410	10,450	7,584

The Bank has available short term fed funds lines to meet short term liquidity needs. A line of $1,000,000 is available with the Independent Bankers Bank of Florida, $3,000,000 is available with The Independent BankersBank and $3,000,000 is available with BBVA Compass Bank. No balances were outstanding on these lines at December 31, 2010.

The Bank also has an agreement with the Federal Home Loan Bank of Atlanta and pledges its loan portfolio as collateral. There were ten advances outstanding at December 31, 2010. The maturity and interest rate of the Federal Home Loan Bank (“FHLB”) advances are as follows at December 31, 2010 ($ in thousands):

Advance	Maturity	Interest Rate	Amount
5/23/06	2016	4.47%	$5,000
8/30/06	2016	4.71%	3,000
5/18/07	2017	4.22%	5,000
8/14/09	2011	1.23%	2,000
12/2/09	2011	0.76%	1,000
12/2/09	2011	1.04%	1,000
1/5/10	2011	0.98%	1,000
1/5/10	2012	1.33%	1,000
2/12/10	2011	0.83%	1,000
2/12/10	2012	1.14%	1,000

			$21,000

One advance with a 2016 maturity date and interest rate of 4.47% has a call feature benefiting the issuer with a call date of February 23, 2011. The advance with a 2017 maturity date has a call feature benefiting the issuer with a call date of February 18, 2011.

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

	December 31,
	2010			2009			2008
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate

Interest-earning assets:
Loans	$226,245	$12,668	5.60%	$219,392	$12,921	5.89%	$185,472	$11,781	6.33%
Securities	40,817	1,240	3.04%	22,219	844	3.80%	13,774	705	5.10%
Other(1)	20,380	60	0.29%	24,705	496	2.01%	16,110	380	2.35%

Total interest-earning assets	$287,442	$13,968	4.86%	$266,316	$14,261	5.35%	$215,356	$12,866	5.96%

Noninterest-earning assets	26,875			23,897			16,829

Total Assets	$314,317			$290,213			$232,185

Interest-bearing liabilities:
Savings, NOW and MMKT	73,087	846	1.16%	58,234	409	0.70%	37,853	888	2.34%
Time Deposits <$100,000	109,746	2,322	2.12%	103,760	3,871	3.73%	81,388	3,673	4.50%
Time Deposits >=$100,000	52,254	1,166	2.23%	49,407	1,636	3.31%	48,324	2,173	4.48%

Deposits	235,087	4,334	1.84%	211,401	5,916	2.80%	167,565	6,734	4.01%

Other borrowings	24,054	696	2.89%	28,347	816	2.88%	23,624	831	3.51%

Total interest-bearing liabilities	259,141	5,030	1.94%	239,748	6,732	2.81%	191,189	7,565	3.95%

Capitalized interest		—			—			(180)

Net interest expense		5,030			6,732			7,385

Noninterest-bearing deposits	23,699			18,135			15,440
Noninterest bearing liabilities	2,690			1,685			1,210
Stockholder’s equity	28,787			30,645			24,346

Total liabilities and stockholder’s equity	$314,317			$290,213			$232,185

Net earning assets	$28,301			$26,568			$24,167

Net Interest income		$8,938			$7,529			$5,481

Interest-rate spread			2.92%			2.54%			2.01%

Net interest margin(2)			3.11%			2.83%			2.54%

Ratio of average interest-earning assets to average interest- bearing liabilities	1.11			1.11			1.13

(1)	Other interest-earning assets included Federal funds sold and Federal Home Loan Bank stock.
(2)	Net interest margin is net interest income divided by total interest-earning assets.

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

	Rate	Volume	Rate/Volume	Total
	(In thousands)

Year Ended December 31, 2010 vs. 2009:
Interest-earning assets:
Loans	$(637)	404	(20)	(253)
Securities	(169)	706	(141)	396
Other interest earning assets	(423)	(87)	74	(436)

Total	(1,229)	1,023	(87)	(293)

Interest-bearing liabilities:
Deposits
Savings, demand, money-market and NOW deposits	265	104	68	437
Time deposits	(2,209)	317	(127)	(2,019)
Other borrowings	4	(123)	(1)	(120)

Total	(1,940)	298	(60)	(1,702)

Net change in net interest income	$711	725	(27)	1,409

	Rate	Volume	Rate/Volume	Total
	(In thousands)

Year Ended December 31, 2009 vs. 2008:
Interest-earning assets:
Loans	$(858)	2,155	(157)	1,140
Securities	(182)	432	(111)	139
Other interest earning assets	(57)	203	(30)	116

Total	(1,097)	2,790	(298)	1,395

Interest-bearing liabilities:
Deposits
Savings, demand, money-market and NOW deposits	(622)	478	(335)	(479)
Time deposits	(1,182)	1,057	(214)	(339)
Other borrowings	(151)	166	(30)	(15)

Total	(1,955)	1,701	(579)	(833)

Net change in net interest income	$858	1,089	281	2,228

Comparison of the years ended December 31, 2010 and 2009

General Operating Results. Net loss available to common shareholders for the twelve month period ended December 31, 2010 was $3,580,000 or $1.35 per basic and diluted share, compared to a net loss of $389,000, or $0.15 per basic and diluted share for the comparable period in 2009. The $3,191,000 increase in net loss resulted primarily from an increase in provision for loan losses of $5.6 million and a $1.8 million increase in non-interest expense, partially offset by a $1.4 million increase in net interest income and a $958,000 increase in non-interest income.

Interest Income. Interest income decreased $293,000 to $14.0 million for the twelve month period ended December 31, 2010, compared to $14.3 million in interest income for the twelve month period ended December 31, 2009. The decrease was due to a decrease in the average yield earned on interest earning assets from 5.35% for the twelve months ended December 31, 2009 to 4.86% for the twelve months ended December 31, 2010, partially offset by a $21.0 million increase in average interest earning assets outstanding at December 31, 2010 compared to December 31, 2009.

Interest Expense. Interest expense decreased $1.7 million from $6.7 million for the twelve month period ended December 31, 2009 to $5.0 million for the twelve month period ended December 31, 2010. The decrease was primarily due to a decrease in the average cost of interest bearing liabilities from 2.81% for the twelve months ended December 31, 2009 to 1.94% for the comparable 2010 period, partially offset by an increase of $19.4 million in average interest bearing liabilities outstanding at December 31, 2010 compared to December 31, 2009.

Provision for Loan Losses. The provision for loan losses is charged to operations to increase the total loan loss allowance to a level deemed appropriate by management. The provision is based upon the volume and type of lending conducted by the Company, industry standards, general economic conditions, particularly as they relate to the Company’s market area, and other factors related to the collectibility of the Company’s loan portfolio. The Company recorded provisions for loan losses for the twelve month periods ended December 31, 2010 and 2009 of $6.6 million and $1.0 million, respectively. Management believes that the allowance for loan losses, which was $4.1 million or 1.90% of gross loans at December 31, 2010, is adequate.

Non-Interest Income. Non-interest income increased $958,000 during 2010 to $2.5 million, compared to $1.5 million in 2009. The increase was primarily due to an increase of $491,000 in gain on sales of loans held for sale and a $251,000 increase in net gain on sale of securities.

Non-Interest Expense. Non-interest expenses increased by $1.8 million from $8.0 million for the twelve month period ended December 31, 2009 to $9.8 million for the twelve month period ended December 31, 2010. The increase was primarily due to increases of $511,000 in salaries and employee benefits, $95,000 in occupancy and equipment expense, $22,000 in data processing expense, $1.2 million in other real estate owned expense and $306,000 in other non-interest expense, partially offset by a $625,000 decrease in impairment of Silverton Bank stock. The impairment of Silverton Bank stock was the result of the FDIC being named receiver of Silverton Bank.

Income Taxes. The income tax benefit was $1.8 million for the twelve month period ended December 31, 2010 and the income tax expense was $57,000 for the corresponding period in 2009.

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

Interest Income. Interest income increased $1.4 million to $14.3 million for the twelve month period ended December 31, 2010, compared to $12.9 million in interest income for the twelve month period ended December 31, 2009. The increase was due to a $51.0 million increase in average interest earning assets outstanding at December 31, 2009 compared to December 31, 2008, partially offset by a decrease in the average yield earned on interest earning assets from 5.96% for the twelve months ended December 31, 2008 to 5.35% for the twelve months ended December 31, 2009.

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

Currently the Company has not entered into any interest rate swaps or similar hedging instruments in connection with its asset/liability management and the Company does not expect to use interest rate swaps in its operations. Further discussion on off-balance-sheet arrangements can be found in Note 10 of the Notes to Consolidated Financial Statements. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, unused lines of credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. The Company also did not have any significant interest rate lock commitments at December 31, 2010.

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

The following table sets forth certain information relating to the Company’s interest-earning assets and interest-bearing liabilities at December 31, 2010 that are estimated to mature or are scheduled to reprice within the period shown ($ in thousands):

	Under 3 Months	3 to 12 Months	1-5 Years	Over Five Years	Total

Interest-earning deposits	$262	—	—	—	262
Federal funds sold	3,015	—	—	—	3,015
Interest bearing time deposits in banks	—	—	—	—	—
Loans (1)	89,528	26,029	57,447	44,179	217,183
Securities (2)	872	3,435	21,644	24,762	50,713

Total rate-sensitive assets (earning assets)	$93,677	29,464	79,091	68,941	271,173

Money market (3)	18,847	9,423	9,423	—	37,693
Savings and NOW deposits (3)	19,391	19,392	—	—	38,783
Time deposits (3)	35,112	63,451	49,527	—	148,090
Other borrowings (4)	5,054	4,000	2,000	13,000	24,054

Total rate-sensitive liabilities	$78,404	96,266	60,950	13,000	248,620

Gap (repricing differences)	$15,273	(66,802)	18,141	55,941	22,553

Cumulative Gap	$15,273	(51,529)	(33,388)	22,553

Cumulative Gap/total assets	5.0%	(17.0)%	(11.0)%	7.4%

Cumulative Gap/total earning assets	5.6%	(19.0)%	(12.3)%	8.3%

Total assets					$302,990

Total earning assets					$271,173

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

The financial statements of the Company at December 31, 2010 and 2009 and for the years then ended are set forth in this Form 10-K as Exhibit 13.1.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.

Based on our assessment, management believes that, as of December 31, 2010, our internal control over financial reporting is effective based on those criteria.

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

As of December 31, 2010, the Bank had an aggregate total of $12,487,000 outstanding in loans and other extensions of credit to Affiliates. At December 31, 2010, the Bank had unsecured loans outstanding with aggregate outstanding balances of $5,341,436 of which $1,762,400 were to insiders. All such loans (both those to insiders and those to unaffiliated borrowers) were underwritten to the same policy standards and are due on demand. No insider received any preferential treatment with regard to interest rates, maturity, payment schedule or other features of the loans. All of the outstanding loans to directors and executive officers are performing pursuant to their terms.

The Bank leases a loan production office facility in Gainesville, Florida from Bosshardt Realty Services, Inc. Bosshardt Realty Services, Inc. is owned by director Carol R. Bosshardt. The total amount of lease payments paid during 2010 was approximately $27,500. The lease is ongoing but may be terminated by either party, with or without cause, upon ninety days advance written notice, or may be terminated at any time upon the mutual agreement of the Bank and Bosshardt Realty Services, Inc.

Information contained in the section captioned “Directors” and under “Election of Directors” in the Proxy statement, is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information contained in the section captioned “Ratification of the Appointment of the Independent Auditor for the Fiscal Year Ending December 31, 2011” in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

The following documents are filed as part of this report as Exhibit 13.1.

Consolidated Financial Statements of Alarion Financial Services, Inc. (including all required schedules):

1.	Independent Auditor’s Report;

2.	Consolidated Balance Sheets at December 31, 2010 and 2009;

3.	Consolidated Statements of Earnings, Stockholders’ Equity, and Statements of Cash Flows for years ended December 31, 2010 and 2009.

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

(a)	3.1	Articles of Incorporation

(a)	3.2	Bylaws

(b)	3.3	Articles of Amendment to the Articles of Incorporation authorizing the Series A Preferred Shares

(b)	3.4	Articles of Amendment to the Articles of Incorporation authorizing the Series B Preferred Shares

(a)	4.1	Specimen Common Stock Certificate

(a)	4.2	Warrant Plan and Specimen Warrant Plan

(b)	4.3	Form of Certificate for Series A Preferred Stock

(b)	4.4	Form of Certificate for Series B Preferred Stock

(c)	4.5	2005 Stock Plan

(a)	10.1	Employment Agreement with Jon M. Kurtz

(a)	10.2	Lease for Main Office

(b)	10.3	Letter Agreement, dated January 23, 2009 between AFSI and the United States Department of the Treasury

(b)	10.4	Form of Waiver

(b)	10.5	Form of Compliance Agreement

(b)	10.6	Securities Purchase Agreement – Standard Terms between the Company and the United States Department of the Treasury

(d)	10.8	Employment Agreement with Robert L. Page

	13.1	Financial Statements

(a)	14.1	Code of Ethics

(a)	21.1	Schedule of Subsidiaries

	31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

	31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

	32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	99.1	Certification of Chief Executive Officer to the United States Department of the Treasury

	99.2	Certification of Principal Financial Officer to the United States Department of the Treasury

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be duly signed on its behalf by the undersigned, thereunto duly authorized, in the City of Ocala, State of Florida, on the 29th day of March, 2011.

ALARION FINANCIAL SERVICES, INC.

/s/ Jon M. Kurtz
Jon M. Kurtz
Principal Executive Officer

/s/ Matthew Ivers
Matthew Ivers
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the 29th day of March, 2011:

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
Tommy W. Williams, Jr.

Alarion Financial Services, Inc.

Form 10-K

For Fiscal Year Ending December 31, 2010

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

Exhibit No.		Exhibit

(a)	3.1	Articles of Incorporation

(a)	3.2	Bylaws

(b)	3.3	Articles of Amendment to the Articles of Incorporation authorizing the Series A Preferred Shares

(b)	3.4	Articles of Amendment to the Articles of Incorporation authorizing the Series B Preferred Shares

(a)	4.1	Specimen Common Stock Certificate

(a)	4.2	Warrant Plan and Specimen Warrant Plan

(b)	4.3	Form of Certificate for Series A Preferred Stock

(b)	4.4	Form of Certificate for Series B Preferred Stock

(c)	4.5	2005 Stock Plan

(a)	10.1	Employment Agreement with Jon M. Kurtz

(a)	10.2	Lease for Main Office

(b)	10.3	Letter Agreement, dated January 23, 2009 between AFSI and the United States Department of the Treasury

(b)	10.4	Form of Waiver

(b)	10.5	Form of Compliance Agreement

(b)	10.6	Securities Purchase Agreement – Standard Terms between the Company and the United States Department of the Treasury

(d)	10.7	Side Letter Agreement between the Company and the United States Department of the Treasury

(d)	10.8	Employment Agreement with Robert L. Page

	13.1	Financial Statements

(a)	14.1	Code of Ethics

(a)	21.1	Schedule of Subsidiaries

	31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certification of Chief Executive Officer to the United States Department of the Treasury

99.2	Certification of Principal Financial Officer to the United States Department of the Treasury