Form 10-Q
period 2011-03-31
Alarion Financial Services Inc
filed 2011-05-16
CIK 1353174

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common stock, par value $.01 per share	2,653,208 shares outstanding at May 13, 2011

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item  1. Financial Statements

Condensed Consolidated Balance Sheets

($ in thousands, except per share amounts)

	At March 31, 2011	At December 31, 2010
	(unaudited)
Assets
Cash and due from banks	$10,190	3,127
Interest-earning deposits	123	262
Federal funds sold	17,265	3,015

Cash and cash equivalents	27,578	6,404
Securities available for sale	48,714	49,304
Loans, net of allowance for loan losses of $4,593 and $4,115	211,155	213,069
Loans held for sale	3,851	7,395
Accrued interest receivable	916	903
Premises and equipment, net	13,400	13,418
Other real estate owned, net	5,840	6,359
Federal Home Loan Bank stock, at cost	1,544	1,409
Deferred income taxes	3,184	3,347
Other assets	1,275	1,382

Total assets	$317,457	302,990

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing demand deposits	31,313	26,778
NOW, money-market and savings deposits	91,323	76,476
Time deposits less than $100,000	85,884	89,016
Time deposits greater than $100,000	54,186	59,074

Total deposits	262,706	251,344
Federal Home Loan Bank advances	22,000	21,000
Other borrowings	4,454	3,054
Accrued interest payable	447	436
Accrued expenses and other liabilities	1,042	522

Total liabilities	290,649	276,356

Stockholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized:
Preferred stock, Series A, $.01 par value; $1,000 liquidation value; 6,514 shares outstanding	—	—
Preferred stock, Series B, $.01 par value; $1,000 liquidation value; 326 shares outstanding	—	—
Additional paid-in capital, preferred	6,840	6,840
Preferred stock discount	(184)	(200)
Common stock, $.01 par value; 4,000,000 shares authorized, 2,653,208 shares issued and outstanding	27	27
Additional paid-in capital, common	26,694	26,693
Accumulated deficit	(6,233)	(6,111)
Accumulated other comprehensive loss	(336)	(615)

Total stockholders’ equity	26,808	26,634

Total liabilities and stockholders’ equity	$317,457	302,990

See accompanying Notes to Condensed Consolidated Financial Statements.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

($ in thousands, except per share amounts)

	Three Months Ended March 31,
	2011	2010
Interest income:
Loans	$2,994	3,286
Securities	318	311
Other	4	33

Total interest income	3,316	3,630

Interest expense:
Deposits	858	1,176
Borrowings	168	177

Total interest expense	1,026	1,353

Net interest income	2,290	2,277
Provision for loan losses	525	790

Net interest income after provision for loan losses	1,765	1,487

Noninterest income:
Deposit account fees	93	95
Gain on sales of loans held for sale	234	175
Other	45	38

Total noninterest income	372	308

Noninterest expense:
Salaries and employee benefits	1,042	945
Occupancy and equipment	297	292
Data processing	136	135
Professional services	143	99
Advertising and promotion	40	39
Office supplies and printing	38	31
OREO expense	64	28
FDIC assessment	145	102
Other	253	237

Total noninterest expense	2,158	1,908

Loss before income tax benefit	(21)	(113)
Income tax benefit	(4)	(36)

Net loss	(17)	(77)
Preferred stock dividend requirements and accretion of preferred stock to par	105	104

Net loss available to common shareholders	$(122)	(181)

Loss per common share – basic and diluted	$(0.05)	(0.07)

Weighted-average number of common shares outstanding, basic	2,653,208	2,653,208

Dividends per common share	$—	—

See accompanying Notes to Condensed Consolidated Financial Statements.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

Three Months Ended March 31, 2011 and 2010

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

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited), Continued

Three Months Ended March 31, 2011 and 2010

($ in thousands)

	Preferred Stock						Common Stock				Accumulated Other
	Series A		Series B		Additional Paid-in				Additional Paid-In	Accumulated	Comprehensive Income	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Discount	Shares	Amount	Capital	Deficit	(Loss)	Equity
Balance at December 31, 2010	6,514	$—	326	$—	6,840	(200)	2,653,208	$27	26,693	(6,111)	(615)	26,634

Comprehensive loss:
Net loss (unaudited)	—	—	—	—	—	—	—	—	—	(17)	—	(17)
Net change in unrealized loss on securities available for sale, net of taxes of $(167) (unaudited)	—	—	—	—	—	—	—	—	—	—	279	279

Comprehensive income (unaudited)												262

Share-based compensation (unaudited)	—	—	—	—	—	—	—	—	1	—	—	1
Preferred stock dividend requirements and Series B preferred stock accretion (unaudited)	—	—	—	—	—	16	—	—	—	(105)	—	(89)

Balance at March 31, 2011 (unaudited)	6,514	$—	326	$—	6,840	(184)	2,653,208	$27	26,694	(6,233)	(336)	26,808

See accompanying Notes to Condensed Consolidated Financial Statements.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(17)	(77)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	525	790
Share-based compensation	1	4
Depreciation and amortization	141	155
Gain on sale of loans held for sale	(234)	(175)
Loans originated for sale	(12,302)	(12,996)
Proceeds from loans sold	16,080	14,588
Net amortization of premiums and discounts on securities available for sale	200	79
Deferred income tax benefit	(4)	(37)
Net amortization of deferred loan fees and costs	30	20
Loss on sale of other real estate owned	40	—
Net increase (decrease) in accrued interest payable	11	(4)
Net increase in accrued interest receivable	(13)	(18)
Net decrease in other assets	107	151
Net increase in accrued expenses and other liabilities	520	586

Net cash provided by operating activities	5,085	3,066

Cash flows from investing activities:
Proceeds from principal repayments and maturities on securities available for sale	2,951	2,032
Purchase of securities available for sale	(2,115)	(12,618)
Net decrease in time deposits	—	990
Net decrease (increase) in loans	1,268	(2,573)
Purchase of premises and equipment	(123)	(48)
Proceeds from sale of other real estate owned	570	—
Purchase of Federal Home Loan Bank stock	(135)	—

Net cash provided by (used in) investing activities	2,416	(12,217)

Cash flows from financing activities:
Net increase in deposits	11,362	10,005
Net increase (decrease) in other borrowings	1,400	(2,960)
Net increase in advances from Federal Home Loan Bank	1,000	—
Preferred stock dividend requirements and Series B stock accretion	(89)	(87)

Net cash provided by financing activities	13,673	6,958

Net increase (decrease) in cash and cash equivalents	21,174	(2,193)
Cash and cash equivalents at beginning of period	6,404	22,098

Cash and cash equivalents at end of period	$27,578	19,905

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,015	1,357

Income taxes	$—	—

Noncash transactions:
Accumulated other comprehensive income, net change in unrealized gain (loss) on securities available for sale, net of taxes	$279	35

Transfer of loans to other real estate owned	$91	—

See accompanying Notes to Condensed Consolidated Financial Statements.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation. In the opinion of the management of Alarion Financial Services, Inc. (the “Holding Company”), the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position at March 31, 2011 and the results of operations and cash flows for the three-month periods ended March 31, 2011 and 2010. The results of operations for the three-month period ended March 31, 2011, are not necessarily indicative of results that may be expected for the year ending December 31, 2011.

The Holding Company owns 100% of the common stock of Alarion Bank (the “Bank”) and North Central Florida Developers Corporation (“NCFDC”) (together the “Company”). The Holding Company’s primary activity is the operation of the Bank and NCFDC. The Bank is a state (Florida)-chartered commercial bank. The Bank offers a variety of banking and financial services to individual and corporate customers through its six banking offices located in Ocala and Gainesville, Florida. The deposit accounts of the Bank are insured up to the applicable limits by the Federal Deposit Insurance Corporation. NCFDC holds loans or assets that might require a longer than desirable term hold to realize reasonable or full economic value.

Recent Accounting Standards Update. In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements (Topic 820), which amends the guidance for fair value measurements and disclosures. The guidance in ASU 2010-06 requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. Furthermore, ASU 2010-06 requires a reporting entity to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs; clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value; and amends guidance on employers’ disclosures about postretirement benefit plan assets to require that disclosures be provided by classes of assets instead of by major categories of assets. The ASU was effective for interim and annual reporting periods beginning January 1, 2010, except for the disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements. Those disclosures were effective January 1, 2011 and for interim periods thereafter. In the period of initial adoption, entities will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The new disclosures will require significantly more information about credit quality in a financial institution’s loan portfolio. This statement addresses only disclosures and does not change recognition or measurement of the allowance. For public entities, the disclosures as of the end of a reporting period was effective for interim and annual reporting periods ending on December 31, 2010. The disclosures about activity that occurs during a reporting period was effective for interim and annual reporting periods beginning on or after January 1, 2011. For nonpublic entities, the disclosures are effective for annual reporting periods ending on or after December 15, 2011. The adoption of the ASU did not have a material impact on the Company’s consolidated financial statements.

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation, Continued.

In January 2011, the FASB issued ASU No. 2011-01, Receivables (Topic 310) Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. The amendments in this Update delay the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring is effective as outlined in ASU No. 2011-02. The adoption of the ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2011, the FASB issued ASU No. 2011-02, Receivables (Topic 310) A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. This amends the guidance for troubled debt restructurings. The guidance clarifies the guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. For public entities, the amendments are effective for first interim or annual period beginning on or after June 15, 2011 and should be applied retrospectively to the beginning of the annual period of adoption. For nonpublic entities, the amendments are effective for annual periods ending on or after December 15, 2012, including interim periods within those annual periods. The adoption of the ASU is not expected to have a material impact on the Company’s consolidated financial statements.

2. Securities. Securities have been classified according to management’s intent. The carrying amount of securities available for sale and their approximate fair values are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At March 31, 2011-
Mortgage-backed securities	$49,252	120	(658)	48,714

At December 31, 2010-
Mortgage-backed securities	$50,288	77	(1,061)	49,304

At March 31, 2011 and December 31, 2010, securities with a carrying value of approximately $9.9 million and $10.5 million, respectively, were pledged for other borrowings and public funds.

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

2. Securities, Continued. There were no sales of securities during the three months ended March 31, 2011 and 2010.

Securities with gross unrealized losses at March 31, 2011, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is as follows (in thousands):

	Less Than Twelve Months
	Gross Unrealized Losses	Fair Value
Securities Available for Sale-
Mortgage-backed securities	$(658)	35,587

The unrealized losses on nineteen investment securities were caused by interest rate changes. It is expected that the securities would not be settled at a price less than the par value of the investments. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3. Loans. The components of loans are as follows (in thousands):

	At March 31, 2011	At December 31, 2010
Real estate loans:
Office/retail	$43,556	43,687
Multi-family	9,482	9,518
Land	22,821	23,345
Line of credit	9,501	9,088
Other	55,763	54,953
Residential	32,633	32,667
Construction	5,307	4,819
Home equity	10,237	10,676
Commercial	18,702	20,587
Consumer	7,385	7,471

Total loans	215,387	216,811

Allowance for loan losses	(4,593)	(4,115)
Deferred loan costs, net	361	373

Loans, net	$211,155	213,069

An analysis of the change in the allowance for loan losses follows (in thousands):

	Three Months Ended March 31,
	2011											2010
	Office/ Retail	Multi- Family	Land	Line of Credit	Other	Residential	Home Construction	Equity	Commercial	Consumer	Total
Beginning balance	$991	9	583	622	785	350	23	121	427	204	4,115	3,035
Provision for loan losses	28	—	38	10	(1)	119	431	(115)	(315)	330	525	790
Recoveries	—	—	—	—	—	—	—	—	—	1	1	—
Charge-offs	—	—	(5)	—	—	(15)	—	—	(25)	(3)	(48)	—

Ending balance	$1,019	9	616	632	784	454	454	6	87	532	4,593	3,825

Individually evaluated for impairment:
Recorded investment	$2,885	—	8,029	912	1,349	651	898	—	70	83	14,877

Balance in allowance for loan losses	$668	—	337	476	192	173	—	—	84	178	2,108

Collectively evaluated for impairment:
Recorded investment	$39,652	9,472	14,176	7,957	53,629	31,528	3,954	10,231	18,548	6,770	195,917

Balance in allowance for loan losses	$351	10	279	156	593	281	455	6	—	354	2,485

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3. Loans, Continued. The following summarizes the loan credit quality (in thousands):

Credit Risk Profile by Internally Assigned Grade:	Office/ Retail	Multi- Family	Land	LOC	Other	Residential Real Estate	Construction	HELOC	Commercial	Consumer	Total
March 31, 2011:
Grade:
Pass	$34,091	9,482	12,790	5,778	50,233	30,508	4,409	10,188	16,678	6,707	180,864
Special mention	4,725	—	1,665	2,011	3,470	918	—	49	920	349	14,107
Substandard	4,740	—	8,366	1,712	2,060	1,207	898	—	1,104	329	20,416
Doubtful	—	—	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—	—	—

Total	$43,556	9,482	22,821	9,501	55,763	32,633	5,307	10,237	18,702	7,385	215,387

December 31, 2010:
Grade:
Pass	38,560	9,518	13,812	5,365	49,605	30,908	3,895	10,627	18,450	6,769	187,509
Special mention	408	—	1,371	2,010	3,278	594	—	49	897	352	8,959
Substandard	4,719	—	8,162	1,713	2,070	1,165	924	—	1,240	350	20,343
Doubtful	—	—	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—	—	—

Total	$43,687	9,518	23,345	9,088	54,953	32,667	4,819	10,676	20,587	7,471	216,811

Internally assigned loan grades are defined as follows:

Pass – A Pass loan’s primary source of loan repayment is satisfactory, with secondary sources very likely to be realized if necessary.

Special Mention – A Special Mention loan has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in the deterioration of the repayment prospects for the asset or the Company’s credit position at some future date. Special Mention loans are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.

Substandard – A Substandard loan is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

Doubtful – A loan classified Doubtful has all the weaknesses inherent in one classified Substandard with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loss – A loan classified Loss is considered uncollectible and of such little value that continuance as a bankable asset is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be affected in the future.

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3. Loans, Continued. Age analysis of past-due loans is as follows (in thousands):

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
At March 31, 2011:
Real estate loans:
Office/retail	$—	3,480	—	3,480	39,613	463	43,556
Multi-family	—	—	—	—	9,482	—	9,482
Land	257	355	—	612	19,302	2,907	22,821
Line of credit	1,366	—	—	1,366	8,135	—	9,501
Other	193	—	—	193	54,028	1,542	55,763
Residential	1,573	—	—	1,573	30,236	824	32,633
Construction	—	—	—	—	5,307	—	5,307
Home equity	—	—	—	—	10,237	—	10,237
Commercial	—	—	—	—	18,548	154	18,702
Consumer	25	210	—	235	6,983	167	7,385

Total	$3,414	4,045	—	7,459	201,871	6,057	215,387

At December 31, 2010:
Real estate loans:
Office/retail	392	2,620	—	3,012	40,206	469	43,687
Multi-family	—	—	—	—	9,518	—	9,518
Land	3,109	5	—	3,114	17,533	2,698	23,345
Line of credit	—	—	—	—	9,088	—	9,088
Other	—	—	—	—	53,417	1,536	54,953
Residential	496	358	—	854	31,031	782	32,667
Construction	—	—	—	—	4,819	—	4,819
Home equity	—	—	—	—	10,676	—	10,676
Commercial	91	—	—	91	20,338	158	20,587
Consumer	144	194	—	338	6,944	189	7,471

Total	$4,232	3,177	—	7,409	203,570	5,832	216,811

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3. Loans, Continued. The following summarizes the amount of impaired loans (in thousands):

	With No Related Allowance Recorded			With an Allowance Recorded			Total
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
March 31, 2011:
Real estate loans:
Office/retail	$—	—	—	2,885	3,707	668	2,885	3,707	668
Multi-family	—	—	—	—	—	—	—	—	—
Land	4,816	6,114	—	3,213	3,666	337	8,029	9,780	337
Line of credit	—	—	—	912	1,388	476	912	1,388	476
Other	1,228	1,228	—	121	383	192	1,349	1,611	192
Residential	371	371	—	280	453	173	651	824	173
Construction	898	898	—	—	—	—	898	898	—
Home equity	—	—	—	—	—	—	—	—	—
Commercial	70	70	—	—	84	84	70	154	84
Consumer	—	—	—	83	261	178	83	261	178

	$7,383	8,681	—	7,494	9,942	2,108	14,877	18,623	2,108

December 31, 2010:
Real estate loans:
Office/retail	—	—	—	2,858	3,681	667	2,858	3,681	667
Multi-family	—	—	—	—	—	—	—	—	—
Land	4,625	5,936	—	3,200	3,652	337	7,825	9,588	337
Line of credit	—	—	—	912	1,388	476	912	1,388	476
Other	1,228	1,228	—	116	377	192	1,344	1,605	192
Residential	621	707	—	127	161	34	748	868	34
Construction	923	923	—	—	—	—	923	923	—
Home equity	—	—	—	—	—	—	—	—	—
Commercial	—	—	—	164	240	76	164	240	76
Consumer	92	146	—	116	260	145	208	406	145

	$7,489	8,940	—	7,493	9,759	1,927	14,982	18,699	1,927

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3. Loans, Continued. The average net investment in impaired loans and interest income recognized and received on impaired loans are as follows (in thousands):

	For the Three Months Ended March 31, 2011
	Average Recorded Investment	Interest Income Recognized	Interest Income Received
Real estate loans:
Office/retail	$3,539	51	51
Multi-family	—	—	—
Land	8,262	49	49
Line of credit	1,388	15	15
Other	1,539	—	—
Residential	757	—	—
Construction	911	8	8
Home equity	—	—	—

	$16,396	123	123

Comparative totals for March 31, 2010	$9,601	72	72

4. Loss Per Share. Basic loss per share has been computed on the basis of the weighted-average number of shares of common stock outstanding during the periods, which was 2,653,208 shares during the three-month periods ended March 31, 2011 and 2010, respectively. All outstanding stock options are not dilutive due to the net losses of the Company.

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5. Share-Based Compensation. The Company adopted a stock option plan for its employees and directors (the “Plan”). Fifteen percent of the total amount of common shares outstanding, up to 450,000 shares (currently 397,981 shares), have been reserved under the Plan. Stock options are granted at an exercise price equal to or greater than the fair market value of the common stock on the date of grant. Options granted to directors vest immediately and for employees, the options primarily vest over two years starting with the date of grant and ending on the second anniversary thereof. At March 31, 2011, there were 128,262 options available for future grants under the Plan. A summary of stock option transactions under the Plan for the three-month period ended March 31, 2011, follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Options outstanding at December 31, 2010	246,203	$10.12
Options forfeited	—	—

Options outstanding at March 31, 2011	246,203	$10.12	5.61 years	$—

Options exercisable at March 31, 2011	246,203	$10.12	5.61 years	$—

There were no options exercised during the three month periods ended March 31, 2011 and 2010. At March 31, 2011, there was no unrecognized compensation expense related to the nonvested share-based compensation arrangement granted under the plan. The total fair value of shares vesting and recognized as compensation was approximately $1,000 and $4,000 for the three month periods ended March 31, 2011 and 2010, respectively.

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

6. Fair Value Measurements. Our listing of financial assets subject to fair value measurements on a recurring basis are as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2011-
Mortgage-backed securities	$48,714	—	48,714	—

As of December 31, 2010-
Mortgage-backed securities	$49,304	—	49,304	—

There were no transfers of securities between levels of inputs for the three months ended March 31, 2011.

Assets measured at fair value on a nonrecurring basis are summarized below (in thousands):

	Net Carrying Value at March 31, 2011				Total Losses	Total Losses Recorded In Operations for the Three-Month Period Ended March 31, 2011
	Total	Level 1	Level 2	Level 3
As of March 31, 2011:
Impaired loans	$9,174	—	—	9,174	3,745	207

Other real estate owned	$5,840	—	—	5,840	861	—

In addition, loans with a carrying value of $5,703,000 at March 31, 2011 were measured for impairment using Level 3 inputs and had a fair value in excess of carrying value.

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

6. Fair Value Measurements, Continued. Assets measured at fair value on a nonrecurring basis are summarized below (in thousands):

	Net Carrying Value at December 31, 2010				Total Losses	Total Losses Recorded In Operations For the Year Ended December 31, 2010
	Total	Level 1	Level 2	Level 3
As of December 31, 2010:
Impaired loans	$9,088	—	—	9,088	3,717	3,493

Other real estate owned	$6,359	—	—	6,359	1,134	1,107

In addition, loans with a carrying value of $5,894,000 at December 31, 2010 were measured for impairment using Level 3 inputs and had a fair value in excess of carrying value.

7. Fair Value of Financial Instruments. The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	At March 31, 2011		At December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$27,578	27,578	6,404	6,404
Securities available for sale	48,714	48,714	49,304	49,304
Loans, net	211,155	211,221	213,069	214,080
Loans held for sale	3,851	3,851	7,395	7,395
Accrued interest receivable	916	916	903	903
Federal Home Loan Bank stock	1,544	1,544	1,409	1,409

Financial liabilities:
Deposits	262,706	263,957	251,344	253,656
Federal Home Loan Bank advances	22,000	20,572	21,000	19,404
Other borrowings	4,454	4,454	3,054	3,054
Accrued interest payable	447	447	436	436

Off-balance-sheet financial instruments	—	—	—	—

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Alarion Financial Services, Inc. (the “Holding Company”) owns 100% of the common stock of Alarion Bank (the “Bank”) and North Central Florida Developers Corporation (collectively the “Company”). The Holding Company’s primary activity is the operation of the Bank and North Central Florida Developers Corporation. The Bank is a state (Florida)-chartered commercial bank. The Company offers a variety of banking and financial services to individual and corporate customers through its six banking offices located in Ocala and Gainesville, Florida. North Central Florida Developers Corporation (“NCFDC”) holds loans or assets that might require a longer than desirable term hold to realize full or reasonable economic value.

The Bank’s deposits are insured by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (“FDIC”) up to applicable limits. The Holding Company’s and NCFDC operations are subject to supervision and regulation of the Federal Reserve Board. The operations of the Bank are subject to the supervision and regulation of the FDIC and the Florida Office of Financial Regulation.

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

The following table summarizes the Bank’s contractual obligations, including certain on-balance sheet and off-balance sheet obligations, at March 31, 2011 (in thousands):

Contractual Obligations	Total

Time deposit maturities	$140,070
Advances from Federal Home Loan Bank	22,000
Other borrowings	4,454
Commitments to extend credit	1,314
Unused lines of credit	15,467
Standby letters of credit	159

Total	$183,464

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. If such minimum amounts and percentages are met, the Bank is considered “adequately capitalized.” If the actual amounts exceed the requirements of “adequately capitalized,” and meet even more stringent minimum standards, they are considered “well capitalized.” Management believes as of March 31, 2011, the Bank meets the capital requirements for a “well capitalized” financial institution.

The table below shows the total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios of the Bank at March 31, 2011 and December 31, 2010, and the minimum required amounts and percentages ($ in thousands).

	Actual		For Capital Adequacy Purposes		For Well Capitalized Purposes
	Amount	Percent	Amount	Percent	Amount	Percent
As of March 31, 2011:
Total capital (to Risk-Weighted Assets)	$26,368	11.54%	$18,279	8.00%	$22,849	10.00%
Tier I Capital (to Risk-Weighted Assets)	23,491	10.28	9,140	4.00	13,711	6.00
Tier I Capital (to Average Assets)	23,491	7.75	12,124	4.00	15,155	5.00

As of December 31, 2010:
Total capital (to Risk-Weighted Assets)	26,170	11.47	18,253	8.00	22,816	10.00
Tier I Capital (to Risk-Weighted Assets)	23,303	10.22	9,121	4.00	13,681	6.00
Tier I Capital (to Average Assets)	23,303	7.62	12,233	4.00	15,291	5.00

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Results of Operations

The following table shows selected ratios for the periods ended or at the dates indicated:

	Three Months Ended March 31, 2011	Year Ended December 31, 2010	Three Months Ended March 31, 2010
Average equity as a percentage of average assets	8.90%	9.16%	9.80%

Total equity to total assets at end of period	8.44%	8.79%	9.61%

Return on average assets (1)	(.02)%	(1.01)%	(.10)%

Return on average equity (1)	(.25)%	(10.98)%	(1.02)%

Noninterest expense to average assets (1)	2.86%	3.12%	2.47%

Nonperforming loans to total loans at end of period (2)	2.87%	2.74%	2.32%

(1)	Annualized for the three-months ended March 31, 2011 and 2010.
(2)	Nonperforming loans consist of nonaccrual loans and accruing loans contractually past due ninety days or more.

Changes in Financial Condition

Total assets increased $14.5 million or 5%, from $303.0 million at December 31, 2010 to $317.5 million at March 31, 2011, primarily as a result of a $21.2 million increase in cash and cash equivalents somewhat offset by a decrease in net loans of $1.9 million. Deposits increased $11.4 million from $251.3 million at December 31, 2010 to $262.7 million at March 31, 2011.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Net Interest Margin and Interest-Rate Spread

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

	Three Months Ended March 31,
	2011			2010
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	($ in thousands)
Interest-earning assets:
Loans	$215,166	2,994	5.64%	$232,962	3,286	5.72%
Securities	48,720	318	2.65	35,140	311	3.59
Other (1)	10,657	4	0.15	20,906	33	0.64

Total interest-earning assets	274,543	3,316	4.90	289,008	3,630	5.09

Noninterest-earning assets	31,106			24,179

Total assets	$305,649			$313,187

Interest-bearing liabilities:
Deposits	224,266	858	1.55	234,050	1,176	2.04
Federal Home Loan Bank advances and other borrowings	25,175	168	2.71	26,378	177	2.72

Total interest-bearing liabilities	249,441	1,026	1.67	260,428	1,353	2.11

Noninterest-bearing deposits	28,562			20,683
Noninterest-bearing liabilities	439			1,385
Stockholders’ equity	27,207			30,691

Total liabilities and stockholders’ equity	$305,649			$313,187

Net interest income		$2,290			$2,277

Interest-rate spread			3.23%			2.98%

Net interest margin (2)			3.38%			3.20%

Ratio of interest-earning assets to interest-bearing liabilities	1.10			1.11

(1)	Includes interest-earning deposits, federal funds sold and Federal Home Loan Bank stock.
(2)	Net interest margin is annualized net interest income divided by average interest-earning assets.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Comparison of the Three-Month Periods Ended March 31, 2011 and 2010

General Operating Results. Net loss available to common shareholders for the three-month period ended March 31, 2011 was $122,000, or $(0.05) per basic and diluted common share, compared to a net loss of $181,000, or $(0.07) per basic and diluted common share, for the comparable period in 2010. The $59,000 decrease in net loss resulted primarily from a $13,000 increase in net interest income, a $64,000 increase in noninterest income and a $265,000 decrease in provision for loan losses, partially offset by a $250,000 increase in noninterest expense.

Interest Income. Interest income decreased $314,000 to $3.3 million for the three-month period ended March 31, 2011, when compared to the three-month period ended March 31, 2010. The decrease was due to a $14.5 million decrease in average interest-earning assets outstanding for the three months ended March 31, 2011 compared to the 2010 period and a decrease in the average yield earned on interest-earning assets from 5.09% for the three months ended March 31, 2010 to 4.90% for the three months ended March 31, 2011.

Interest Expense. Interest expense decreased $327,000 for the three-month period ended March 31, 2011 compared to the same 2010 period. The decrease was primarily due to decrease in the average cost of interest-bearing liabilities from 2.11% for the three months ended March 31, 2010 to 1.67% for the comparable 2011 period and a $10.9 million decrease in average interest bearing liabilities. Average interest-bearing liabilities decreased from $260.4 million outstanding during the three months ended March 31, 2010 to $249.4 million outstanding during the comparable period for 2011.

Provision for Loan Losses. The provision for loan losses is charged to operations to increase the total loan loss allowance to a level deemed appropriate by management. The provision is based upon the volume and type of lending conducted by the Company, industry standards, general economic conditions, particularly as they relate to the Company’s market area, and other factors related to the collectability of the Company’s loan portfolio. The Company recorded provisions for loan losses for the three-month periods ended March 31, 2011 and 2010 of $525,000 and $790,000, respectively. Management believes that the allowance for loan losses, which was $4.6 million or 2.13% of gross loans at March 31, 2011 is adequate.

Noninterest Income. Noninterest income increased $64,000 during the 2011 period. The increase was primarily due to a $59,000 increase in gain on sale of loans held for sale compared to the three-month period ended March 31, 2010.

Noninterest Expense. Noninterest expense increased by $250,000 from $1.9 million for the three-month period ended March 31, 2010 to $2.2 million for the three-month period ended March 31, 2011. The increase was primarily due to increases of $97,000 in salaries and employee benefits, $5,000 in occupancy and equipment expense, and $16,000 in other noninterest expense, all related to the overall growth of the residential mortgage department.

Income Taxes. The income tax benefit was $36,000 for the three-month period ended March 31, 2010. The income tax benefit was $4,000 for the corresponding period in 2011.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4.	Controls and Procedures

a.	Evaluation of disclosure controls and procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of March 31, 2011, the Principal Executive and Principal Financial Officer of the Company concluded that the Company’s disclosure controls and procedures were adequate.

b.	Changes in internal controls. The Company made no significant changes in its internal controls over financial reporting during the quarter ended March 31, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

c.	Limitations on Effectiveness of Controls. The Company, including its Principal Executive Officer and Principal Financial Officer, does not expect that our disclosure controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending legal proceedings to which Alarion Financial Services, Inc. or its subsidiaries is a party or to which any of their property is subject.

Item 1.A.	Risk Factors

Not applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.	Defaults upon Senior Securities

Not applicable

Item 4.	(Removed and Reserved)

Item 5.	Other Information

Not applicable

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Item 6.	Exhibits

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

Date: May 16, 2011

Alarion Financial Services, Inc.

By:	/s/ Jon M. Kurtz
Name:	Jon M. Kurtz, President and Principal Executive Officer

By:	/s/ Matthew Ivers
Name:	Matthew Ivers, Senior Vice President and Principal Financial and Accounting Officer