Form 10-Q
period 2011-06-30
Alarion Financial Services Inc
filed 2011-08-15
CIK 1353174

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). *    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common stock, par value $.01 per share	2,633,208 shares outstanding at August 15, 2011

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

($ in thousands, except per share amounts)

	At June 30, 2011	At December 31, 2010
	(unaudited)
Assets

Cash and due from banks	$3,496	3,127
Interest-earning deposits	320	262
Federal funds sold	22,064	3,015

Cash and cash equivalents	25,880	6,404

Securities available for sale	47,349	49,304
Loans, net of allowance for loan losses of $5,280 and $4,115	201,082	213,069
Loans held for sale	4,389	7,395
Accrued interest receivable	772	903
Premises and equipment, net	13,298	13,418
Other real estate owned, net	6,271	6,359
Federal Home Loan Bank stock, at cost	1,480	1,409
Deferred income taxes	3,800	3,347
Other assets	1,039	1,382

Total assets	$305,360	302,990

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing demand deposits	27,147	26,778
NOW, money-market and savings deposits	86,953	76,476
Time deposits less than $100,000	90,555	89,016
Time deposits greater than $100,000	52,462	59,074

Total deposits	257,117	251,344

Federal Home Loan Bank advances	18,000	21,000
Other borrowings	2,913	3,054
Accrued interest payable	413	436
Accrued expenses and other liabilities	1,330	522

Total liabilities	279,773	276,356

Stockholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized:
Preferred stock, Series A, $.01 par value; $1,000 liquidation value; 6,514 shares outstanding	—	—
Preferred stock, Series B, $.01 par value; $1,000 liquidation value; 326 shares outstanding	—	—
Additional paid-in capital, preferred	6,840	6,840
Preferred stock discount	(167)	(200)
Common stock, $.01 par value; 4,000,000 shares authorized, 2,633,208 and 2,653,208 shares issued and outstanding at June 30, 2011 and December 31, 2010	26	27
Additional paid-in capital, common	26,595	26,693
Accumulated deficit	(7,851)	(6,111)
Accumulated other comprehensive loss (income)	144	(615)

Total stockholders’ equity	25,587	26,634

Total liabilities and stockholders’ equity	$305,360	302,990

See accompanying Notes to Condensed Consolidated Financial Statements.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

($ in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Interest income:
Loans	$2,735	3,176	5,728	6,461
Securities	363	339	681	651
Other	6	9	11	42

Total interest income	3,104	3,524	6,420	7,154

Interest expense:
Deposits	790	1,148	1,648	2,324
Borrowings	164	173	331	350

Total interest expense	954	1,321	1,979	2,674

Net interest income	2,150	2,203	4,441	4,480

Provision for loan losses	2,400	4,504	2,925	5,294

Net interest (expense) income after provision for loan losses	(250)	(2,301)	1,516	(814)

Noninterest income:
Deposit account fees	94	103	187	198
Net gain on sales of loans held for sale	399	468	633	644
Other	74	94	119	132

Total noninterest income	567	665	939	974

Noninterest expense:
Salaries and employee benefits	1,126	1,123	2,168	2,068
Occupancy and equipment	311	298	607	591
Data processing	147	160	283	295
Professional services	175	106	318	205
Advertising and promotion	47	34	88	73
Office supplies and printing	34	32	72	63
OREO expense	450	346	514	374
FDIC assessment	158	106	303	209
Other	286	385	540	621

Total noninterest expense	2,734	2,590	4,893	4,499

Loss before income tax benefit	(2,417)	(4,226)	(2,438)	(4,339)

Income tax benefit	(904)	(1,571)	(908)	(1,607)

Net loss	(1,513)	(2,655)	(1,530)	(2,732)

Preferred stock dividend requirements and accretion of preferred stock to par	105	105	210	210

Net loss available to common shareholders	$(1,618)	(2,760)	(1,740)	(2,942)

Loss per common share – basic	$(0.61)	(1.04)	(0.66)	(1.11)

Loss per common share – diluted	$(0.61)	(1.04)	(0.66)	(1.11)

Weighted-average number of common shares outstanding, basic	2,646,615	2,653,208	2,649,893	2,653,208

Weighted-average number of common shares outstanding, diluted	2,646,615	2,653,208	2,649,893	2,653,208

Dividends per common share	$—	—	—	—

See accompanying Notes to Condensed Consolidated Financial Statements.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

Six Months Ended June 30, 2011 and 2010

($ in thousands)

	Preferred Stock						Common Stock				Accumulated Other
	Series A		Series B		Additional Paid-in				Additional Paid-In	Accumulated	Compre- hensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Discount	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at December 31, 2009	6,514	$—	326	$—	6,840	(265)	2,653,208	$27	26,680	(2,531)	(45)	30,706

Comprehensive loss:
Net loss (unaudited)	—	—	—	—	—	—	—	—	—	(2,732)	—	(2,732)

Net change in unrealized loss on securities available for sale, net of taxes of $334 (unaudited)	—	—	—	—	—	—	—	—	—	—	557	557

Comprehensive loss (unaudited)												(2,175)

Share-based compensation (unaudited)	—	—	—	—	—	—	—	—	7	—	—	7

Preferred stock dividend requirements and Series B preferred stock accretion (unaudited)	—	—	—	—	—	33	—	—	—	(210)	—	(177)

Balance at June 30, 2010 (unaudited)	6,514	$—	326	$—	6,840	(232)	2,653,208	$27	26,687	(5,473)	512	28,361

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited), Continued

Six Months Ended June 30, 2011 and 2010

($ in thousands)

	Preferred Stock						Common Stock				Accumulated Other
	Series A		Series B		Additional Paid-in				Additional Paid-In	Accumulated	Compre- hensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Discount	Shares	Amount	Capital	Deficit	(Loss)	Equity

Balance at December 31, 2010	6,514	$—	326	$—	6,840	(200)	2,653,208	$27	26,693	(6,111)	(615)	26,634

Comprehensive loss:
Net loss (unaudited)	—	—	—	—	—	—	—	—	—	(1,530)	—	(1,530)

Net change in unrealized loss on securities available for sale, net of taxes of $(455) (unaudited)	—	—	—	—	—	—	—	—	—	—	759	759

Comprehensive loss (unaudited)												(771)

Share-based compensation (unaudited)	—	—	—	—	—	—	—	—	1	—	—	1

Retirement of stock (unaudited)	—	—	—	—	—	—	(20,000)	(1)	(99)	—	—	(100)

Preferred stock dividend requirements and Series B preferred stock accretion (unaudited)	—	—	—	—	—	33	—	—	—	(210)	—	(177)

Balance at June 30, 2011 (unaudited)	6,514	$—	326	$—	6,840	(167)	2,633,208	$26	26,595	(7,851)	144	25,587

See accompanying Notes to Condensed Consolidated Financial Statements.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2011	2010

Cash flows from operating activities:
Net loss	$(1,530)	(2,732)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	2,925	5,294
Share-based compensation	1	7
Depreciation and amortization	281	296
Gain on sale of loans held for sale	(633)	(644)
Loans originated for sale	(28,103)	(38,898)
Proceeds from loans sold	31,742	37,234
Net amortization of premiums and discounts on securities available for sale	345	201
Deferred income tax benefit	(908)	(1,607)
Net amortization of deferred loan fees and costs	51	53
Loss on sale of other real estate owned	40	—
Provision for other real estate owned losses	506	247
Net decrease in accrued interest payable	(23)	(71)
Net decrease (increase) in accrued interest receivable	131	(8)
Net decrease in other assets	243	297
Net increase in accrued expenses and other liabilities	808	711

Net cash provided by operating activities	5,876	380

Cash flows from investing activities:
Proceeds from principal repayments and maturities on securities available for sale	4,939	4,845
Purchase of securities available for sale	(2,115)	(14,678)
Net decrease in time deposits	—	2,287
Net decrease in loans	7,777	593
Purchase of premises and equipment	(161)	(531)
Proceeds from sale of other real estate owned	776	—
Purchase of Federal Home Loan Bank stock	(71)	—

Net cash provided by (used in) investing activities	11,145	(7,484)

Cash flows from financing activities:
Net increase in deposits	5,773	11,762
Net decrease in other borrowings	(141)	(3,260)
Net decrease in advances from Federal Home Loan Bank	(3,000)	—
Preferred stock dividend requirements and Series B stock accretion	(177)	(177)

Net cash provided by financing activities	2,455	8,325

Net increase in cash and cash equivalents	19,476	1,221

Cash and cash equivalents at beginning of period	6,404	22,098

Cash and cash equivalents at end of period	$25,880	23,319

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited), Continued

(In thousands)

	Six Months Ended June 30,
	2011	2010

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,002	2,745

Income taxes	$—	—

Noncash transactions:
Accumulated other comprehensive income, net change in unrealized loss on securities available for sale, net of taxes	$759	557

Transfer of loans to other real estate owned	$1,234	551

Retirement of common stock from other assets	$100	—

See accompanying Notes to Condensed Consolidated Financial Statements.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation. In the opinion of the management of Alarion Financial Services, Inc. (the “Holding Company”), the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position at June 30, 2011 and the results of operations for the three- and six-month periods ended June 30, 2011 and 2010 and cash flows for the six-month periods ended June 30, 2011 and 2010. The results of operations for the three- and six-month periods ended June 30, 2011, are not necessarily indicative of results that may be expected for the year ending December 31, 2011.

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

Recent Accounting Standards Update. In January 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-01, Receivables (Topic 310) Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. The amendments in this Update delay the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring is effective as outlined in ASU No. 2011-02. The adoption of the ASU is not expected to have a material impact on the Company’s consolidated financial statements.

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

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

1.	Basis of Presentation, Continued.

Recent Accounting Standards Update, Continued. In April 2011, the FASB issued ASU 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreement, which applies to all public entities. It affects all entities that enter into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity. The amendments do not affect other transfers of financial assets. ASU 2011-03 removes the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. Consequently, it also eliminates the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets. Eliminating the transferor’s ability criterion and related implementation guidance from an entity’s assessment of effective control should improve the accounting for repos and other similar transactions. ASU 2011-03 is effective for the first interim or annual period beginning on or after December 15, 2011 and is to be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. We do not expect the adoption of ASU 2011-03 to have a material impact on our consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 applies to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability, or an instrument classified in a reporting entity’s shareholders’ equity in the financial statements. ASU 2011-04 is expected to result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, it changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements of ASU 2011-04, it is not intended for the amendments to result in a change in the application of the requirements in Topic 820. Some of the amendments clarify the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements, including the following: (1) measuring the fair value of financial instruments that are managed within a portfolio; (2) application of premiums and discounts in a fair value measurement; and (3) additional disclosures about fair value measurements.

ASU 2011-04 is effective during interim and annual periods beginning after December 15, 2011 and is to be applied prospectively. Early application is not permitted. We are currently evaluating the impact of ASU 2011-04 on our consolidated financial statements, but we do not expect its adoption to have a material impact on our consolidated statements, other than lo further increase the amount of financial disclosures already provided.

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

1.	Basis of Presentation, Continued.

Recent Accounting Standards Update, Continued. In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220). The amendments in this update remove the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The effective date of this update is for fiscal years, and interim periods within those years, beginning after December 15, 2011. We are currently evaluating the impact of ASU 2011-04 on our consolidated financial statements, but we do not expect its adoption to have a material impact on our consolidated financial statements, other than to further increase the amount of financial disclosures already provided.

2.	Securities. Securities have been classified according to management’s intent. The carrying amount of securities available for sale and their approximate fair values are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
At June 30, 2011-
Mortgage-backed securities	$47,119	358	(128)	47,349

At December 31, 2010-
Mortgage-backed securities	$50,288	77	(1,061)	49,304

At June 30, 2011 and December 31, 2010, securities with a carrying value of approximately $10.1 million and $10.5 million, respectively, were pledged for other borrowings and public funds.

There were no sales of securities during the six months ended June 30, 2011 and 2010.

Securities with gross unrealized losses at June 30, 2011, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is as follows (in thousands):

	Less Than Twelve Months
	Gross
	Unrealized	Fair
	Losses	Value
Securities Available for Sale-
Mortgage-backed securities	$(128)	16,918

The unrealized losses on nine investment securities were caused by interest rate changes. It is expected that the securities would not be settled at a price less than the par value of the investments. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3.	Loans. The components of loans are as follows (in thousands):

	At	At
	June 30,	December 31,
	2011	2010
Real estate loans:
Office/retail	$41,670	43,687
Multi-family	9,812	9,518
Land	18,620	23,345
Line of credit	8,046	9,088
Other	54,918	54,953
Residential	32,268	32,667
Construction	5,006	4,819
Home equity	10,157	10,676
Commercial	18,201	20,587
Consumer	7,312	7,471

Total loans	206,010	216,811

Allowance for loan losses	(5,280)	(4,115)
Deferred loan costs, net	352	373

Loans, net	$201,082	213,069

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3.	Loans, Continued.

The Company has divided the loan portfolio into three portfolio segments, each with different risk characteristics and methodologies for assessing risk. The portfolio segments identified by the Company are as follows:

Real Estate Mortgage Loans. Real estate mortgage loans are typically segmented into eight classes: Office/Retail, Multi-Family, Land, Line of Credit, Other, Residential, Construction and Home Equity. Commercial real estate loans are secured by the subject property and are underwritten based upon standards set forth in the policies approved by the Company’s board of directors (the “Board”). Such standards include, among other factors, loan to value limits, cash flow coverage and general creditworthiness of the obligors. Residential real estate loans are underwritten in accordance with policies set forth and approved by the Board, including repayment capacity and source, value of the underlying property, credit history and stability. Construction loans to borrowers are to finance the construction of owner occupied and lease properties. These loans are categorized as construction loans during the construction period, later converting to commercial or residential real estate loans after the construction is complete and amortization of the loan begins. Real estate development and construction loans are approved based on an analysis of the borrower and guarantor, the viability of the project and on an acceptable percentage of the appraised value of the property securing the loan. Real estate development and construction loan funds are disbursed periodically based on the percentage of construction completed. The Company carefully monitors these loans with on-site inspections and requires the receipt of lien waivers on funds advanced. Development and construction loans are typically secured by the properties under development or construction, and personal guarantees are typically obtained. Further, to assure that reliance is not placed solely on the value of the underlying property, the Company considers the market conditions and feasibility of proposed projects, the financial condition and reputation of the borrower and guarantors, the amount of the borrower’s equity in the project, independent appraisals, costs estimates and pre-construction sale information. The Company also makes loans on occasion for the purchase of land for future development by the borrower. Land loans are extended for the future development for either commercial or residential use by the borrower. The Company carefully analyzes the intended use of the property and the viability thereof.

Commercial Loans. Commercial loans are primarily underwritten on the basis of the borrowers’ ability to service such debt from income. The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value. As a general practice, we take as collateral a security interest in any available real estate, equipment, or other chattel, although loans may also be made on an unsecured basis. Collateralized working capital loans typically are secured by short-term assets whereas long-term loans are primarily secured by long-term assets.

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3.	Loans, Continued.

Consumer and Other Loans. Consumer and other loans are extended for various purposes, including purchases of automobiles, recreational vehicles, and boats. We also offer home improvement loans, lines of credit, personal loans, and deposit account collateralized loans. Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas such as unemployment levels. Loans to consumers are extended after a credit evaluation, including the creditworthiness of the borrower(s), the purpose of the credit, and the secondary source of repayment. Consumer loans are made at fixed and variable interest rates and may be made on terms of up to ten years. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

An analysis of the change in the allowance for loan losses follows (in thousands):

	Three Months Ended June 30,
	2011
	Office/ Retail	Multi- Family	Land	Line of Credit	Other	Residential	Construction	Home Equity	Commercial	Consumer	Total	2010

Beginning balance	$1,019	9	616	632	784	454	454	6	87	532	4,593	3,825
Provision for loan losses	875	1	1,371	(288)	(400)	456	96	58	77	154	2,400	4,504
Recoveries	—	—	—	—	3	5	—	—	—	1	9	55
Charge-offs	(197)	—	(842)	—	—	(365)	—	(12)	(84)	(222)	(1,722)	(3,932)

Ending balance	$1,697	10	1,145	344	387	550	550	52	80	465	5,280	4,452

	Six Months Ended June 30,
	2011
	Office/ Retail	Multi- Family	Land	Line of Credit	Other	Residential	Construction	Home Equity	Commercial	Consumer	Total	2010

Beginning balance	$991	9	583	622	785	350	23	121	427	204	4,115	3,035
Provision for loan losses	903	1	1,409	(278)	(401)	575	527	(57)	(238)	484	2,925	5,294
Recoveries	—	—	—	—	3	5	—	—	—	2	10	55
Charge-offs	(197)	—	(847)	—	—	(380)	—	(12)	(109)	(225)	(1,770)	(3,932)

Ending balance	$1,697	10	1,145	344	387	550	550	52	80	465	5,280	4,452

Individually evaluated for impairment:
Recorded investment	$2,806	—	6,522	1,076	3,631	575	806	—	70	81	15,567

Balance in allowance for loan losses	$1,389	—	900	293	177	277	47	—	—	179	3,262

Collectively evaluated for impairment:
Recorded investment	$37,167	9,802	10,953	6,626	50,900	31,143	3,650	10,105	18,051	6,766	185,163

Balance in allowance for loan losses	$308	10	245	51	210	273	503	52	80	286	2,018

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3.	Loans, Continued. The following summarizes the loan credit quality (in thousands):

Credit Risk Profile						Residential
by Internally	Office/	Multi-				Real
Assigned Grade:	Retail	Family	Land	LOC	Other	Estate	Construction	HELOC	Commercial	Consumer	Total
June 30, 2011:
Grade:
Pass	$32,604	9,812	9,378	6,033	48,519	30,678	4,153	10,108	16,232	6,397	173,914
Special mention	3,899	—	1,820	645	1,966	738	—	49	260	589	9,966
Substandard	5,167	—	7,422	1,368	4,433	852	853	—	1,709	326	22,130
Doubtful	—	—	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—	—	—

Total	$41,670	9,812	18,620	8,046	54,918	32,268	5,006	10,157	18,201	7,312	206,010

December 31, 2010:
Grade:
Pass	38,560	9,518	13,812	5,365	49,605	30,908	3,895	10,627	18,450	6,769	187,509
Special mention	408	—	1,371	2,010	3,278	594	—	49	897	352	8,959
Substandard	4,719	—	8,162	1,713	2,070	1,165	924	—	1,240	350	20,343
Doubtful	—	—	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—	—	—

Total	$43,687	9,518	23,345	9,088	54,953	32,667	4,819	10,676	20,587	7,471	216,811

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.

The Company analyzes loans individually by classifying the loans as to credit risk. Loans classified as substandard or special mention are reviewed quarterly by the Company for further deterioration or improvement to determine if they are appropriately classified and whether there is any impairment. All loans are graded upon initial issuance. Further, commercial loans are typically reviewed at least annually to determine the appropriate loan grading. In addition, during the renewal process of any loan, as well as if a loan becomes past due, the Company will determine the appropriate loan grade.

Loans excluded from the review process above are generally classified as pass credits until: (a) they become past due; (b) management becomes aware of a deterioration in the credit worthiness of the borrower; or (c) the customer contacts the Company for a modification. In these circumstances, the loan is specifically evaluated for potential classification as to special mention, substandard or even charged off. The Company uses the following definitions for risk ratings:

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

Age analysis of past-due loans is as follows (in thousands):

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
At June 30, 2011:
Real estate loans:
Office/retail	$—	3,115	—	3,115	37,078	1,477	41,670
Multi-family	—	—	—	—	9,812	—	9,812
Land	56	—	—	56	14,068	4,496	18,620
Line of credit	—	—	—	—	6,677	1,369	8,046
Other	—	193	—	193	53,184	1,541	54,918
Residential	—	701	—	701	30,907	660	32,268
Construction	—	—	—	—	5,006	—	5,006
Home equity	—	—	—	—	10,157	—	10,157
Commercial	—	44	—	44	18,087	70	18,201
Consumer	—	—	—	—	7,145	167	7,312

Total	$56	4,053	—	4,109	192,121	9,780	206,010

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3.	Loans, Continued.

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
At December 31, 2010:
Real estate loans:
Office/retail	$392	2,620	—	3,012	40,206	469	43,687
Multi-family	—	—	—	—	9,518	—	9,518
Land	3,109	5	—	3,114	17,533	2,698	23,345
Line of credit	—	—	—	—	9,088	—	9,088
Other	—	—	—	—	53,417	1,536	54,953
Residential	496	358	—	854	31,031	782	32,667
Construction	—	—	—	—	4,819	—	4,819
Home equity	—	—	—	—	10,676	—	10,676
Commercial	91	—	—	91	20,338	158	20,587
Consumer	144	194	—	338	6,944	189	7,471

Total	$4,232	3,177	—	7,409	203,570	5,832	216,811

The following summarizes the amount of impaired loans (in thousands):

	With No Related Allowance Recorded			With an Allowance Recorded			Total
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
June 30, 2011:
Real estate loans:
Office/retail	$—	—	—	2,806	4,350	1,389	2,806	4,350	1,389
Multi-family	—	—	—	—	—	—	—	—	—
Land	603	603	—	5,919	8,232	900	6,522	8,835	900
Line of credit	—	—	—	1,076	1,369	293	1,076	1,369	293
Other	3,495	3,495	—	136	382	177	3,631	3,877	177
Residential	372	372	—	203	480	277	575	852	277
Construction	—	—	—	806	853	47	806	853	47
Home equity	—	—	—	—	—	—	—	—	—
Commercial	70	70	—	—	—	—	70	70	—
Consumer	—	—	—	81	260	179	81	260	179

	$4,540	4,540	—	11,027	15,926	3,262	15,567	20,466	3,262

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3.	Loans, Continued.

	With No Related Allowance Recorded			With an Allowance Recorded			Total
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
December 31, 2010:
Real estate loans:
Office/retail	$—	—	—	2,858	3,681	667	2,858	3,681	667
Multi-family	—	—	—	—	—	—	—	—	—
Land	4,625	5,936	—	3,200	3,652	337	7,825	9,588	337
Line of credit	—	—	—	912	1,388	476	912	1,388	476
Other	1,228	1,228	—	116	377	192	1,344	1,605	192
Residential	621	707	—	127	161	34	748	868	34
Construction	923	923	—	—	—	—	923	923	—
Home equity	—	—	—	—	—	—	—	—	—
Commercial	—	—	—	164	240	76	164	240	76
Consumer	92	146	—	116	260	145	208	406	145

	$7,489	8,940	—	7,493	9,759	1,927	14,982	18,699	1,927

The average net investment in impaired loans and interest income recognized and received on impaired loans are as follows (in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2011			2011
	Average Recorded Investment	Interest Income Recognized	Interest Income Received	Average Recorded Investment	Interest Income Recognized	Interest Income Received
Real estate loans:
Office/retail	$3,873	48	48	3,758	99	99
Multi-family	—	—	—	—	—	—
Land	7,894	49	49	7,982	98	98
Line of credit	1,378	—	—	1,381	15	15
Other	2,675	11	11	2,295	11	11
Residential	838	—	—	789	—	—
Construction	876	9	9	891	17	17
Home equity	—	—	—	—	—	—

	$17,534	117	117	$17,096	240	240

Comparative totals for June 30, 2010	$12,660	44	44	12,598	116	116

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

4.	Loss Per Share. Basic loss per share has been computed on the basis of the weighted-average number of shares of common stock outstanding during the periods, which was 2,649,893 and 2,653,208 shares during the six-month periods ended June 30, 2011 and 2010, respectively and 2,646,615 and 2,653,208 during the three-month periods ended March 31, 2011 and 2010, respectively. All outstanding stock options are not dilutive due to the net losses of the Company.

5.	Share-Based Compensation. The Company adopted a stock option plan for its employees and directors (the “Plan”). Fifteen percent of the total amount of common shares outstanding, up to 450,000 shares (currently 394,981 shares), have been reserved under the Plan. Stock options are granted at an exercise price equal to or greater than the fair market value of the common stock on the date of grant. Options granted to directors vest immediately and for employees, the options primarily vest over two years starting with the date of grant and ending on the second anniversary thereof. At June 30, 2011, there were 125,462 options available for future grants under the Plan. A summary of stock option transactions under the Plan for the six-month period ended June 30, 2011, follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Options outstanding at December 31, 2010	246,203	$10.12
Options forfeited	(200)	10.00

Options outstanding at June 30, 2011	246,003	$10.12	5.36 years	$—

Options exercisable at June 30, 2011	246,003	$10.12	5.36 years	$—

There were no options exercised during the six month periods ended June 30, 2011 and 2010. At June 30, 2011, there was no unrecognized compensation expense related to the nonvested share-based compensation arrangement granted under the plan. The total fair value of shares vesting and recognized as compensation was approximately $1,000 and $7,000 for the six month periods ended June 30, 2011 and 2010, respectively.

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

6.	Fair Value Measurements. Our listing of financial assets subject to fair value measurements on a recurring basis are as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2011-
Mortgage-backed securities	$47,349	—	47,349	—

As of December 31, 2010-
Mortgage-backed securities	$49,304	—	49,304	—

There were no transfers of securities between levels of inputs for the six months ended June 30, 2011.

Assets measured at fair value on a nonrecurring basis are summarized below (in thousands):

	Net Carrying Value at June 30, 2011					Total Losses Recorded In Operations for the Six-Month
	Total	Level 1	Level 2	Level 3	Total Losses	Period Ended June 30, 2011
As of June 30, 2011:
Impaired loans	$12,659	—	—	12,659	4,899	2,217

Other real estate owned	$6,271	—	—	6,271	1,336	506

In addition, loans with a carrying value of $2,908,000 at June 30, 2011 were measured for impairment using Level 3 inputs and had a fair value in excess of carrying value.

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

6.	Fair Value Measurements, Continued. Assets measured at fair value on a nonrecurring basis are summarized below (in thousands):

	Net Carrying Value at December 31, 2010					Total Losses Recorded In Operations For the Year Ended
	Total	Level 1	Level 2	Level 3	Total Losses	December 31, 2010
As of December 31, 2010:
Impaired loans	$9,088	—	—	9,088	3,717	3,493

Other real estate owned	$6,359	—	—	6,359	1,134	1,107

In addition, loans with a carrying value of $5,894,000 at December 31, 2010 were measured for impairment using Level 3 inputs and had a fair value in excess of carrying value.

7.	Fair Value of Financial Instruments. The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	At June 30, 2011		At December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$25,880	25,880	6,404	6,404
Securities available for sale	47,349	47,349	49,304	49,304
Loans, net	201,082	200,486	213,069	214,080
Loans held for sale	4,389	4,389	7,395	7,395
Accrued interest receivable	772	772	903	903
Federal Home Loan Bank stock	1,480	1,480	1,409	1,409

Financial liabilities:
Deposits	257,117	259,088	251,344	253,656
Federal Home Loan Bank advances	18,000	16,368	21,000	19,404
Other borrowings	2,913	2,913	3,054	3,054
Accrued interest payable	413	413	436	436

Off-balance-sheet financial instruments	—	—	—	—

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

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

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

The following table summarizes the Bank’s contractual obligations, including certain on-balance sheet and off-balance sheet obligations, at June 30, 2011 (in thousands):

Contractual Obligations	Total

Time deposit maturities	$143,017
Advances from Federal Home Loan Bank	18,000
Other borrowings	2,913
Commitments to extend credit	2,750
Unused lines of credit	14,119
Standby letters of credit	226

Total	$181,025

Management believes that the Bank has adequate resources to fund all its commitments, that a majority of all of its existing commitments will be funded within 12 months and, if so desired, that the Bank can adjust the rates and terms on time deposits and other deposit accounts to retain or obtain new deposits in a changing interest rate environment.

The Bank has agreed with its regulators to undertake a program of corrective and proactive actions as contained in a memorandum of understanding. The memorandum of understanding imposes no penalties on the Bank and as of June 30, 2011, the Bank was in compliance with all of its provisions. Specifically, the Bank has agreed to maintain its “well capitalized” position, to establish and maintain an adequate allowance for loan and lease losses, to reduce adversely classified assets, to submit to the regulators a strategic plan and a commercial real estate loan risk monitoring and reduction plan, to ensure compliance with laws, regulations and policy statements, to not pay dividends, to notify the regulators of any changes in directors or executive officers and to provide periodic reports as to the Bank’s compliance with the memorandum. We believe we are in substantive compliance at this time.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. If such minimum amounts and percentages are met, the Bank is considered “adequately capitalized.” If the actual amounts exceed the requirements of “adequately capitalized,” and meet even more stringent minimum standards, they are considered “well capitalized.” Management believes as of June 30, 2011, the Bank meets the capital requirements for a “well capitalized” financial institution.

The table below shows the total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios of the Bank at June 30, 2011 and December 31, 2010, and the minimum required amounts and percentages ($ in thousands).

	Actual		For Capital Adequacy Purposes		For Well Capitalized Purposes
	Amount	Percent	Amount	Percent	Amount	Percent
As of June 30, 2011:
Total capital to Risk-Weighted Assets	$23,496	10.80%	$17,404	8.00%	$21,756	10.00%
Tier I Capital to Risk-Weighted Assets	20,746	9.54	8,699	4.00	13,048	6.00
Tier I Capital to Average Assets	20,746	6.80	12,204	4.00	15,254	5.00

As of December 31, 2010:
Total capital to Risk-Weighted Assets	26,170	11.47	18,253	8.00	22,816	10.00
Tier I Capital to Risk-Weighted Assets	23,303	10.22	9,121	4.00	13,681	6.00
Tier I Capital to Average Assets	23,303	7.62	12,233	4.00	15,291	5.00

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Results of Operations

The following table shows selected ratios for the periods ended or at the dates indicated:

	Six Months Ended June 30, 2011	Year Ended December 31, 2010	Six Months Ended June 30, 2010

Average equity as a percentage of average assets	8.76%	9.16%	9.45%

Total equity to total assets at end of period	8.38%	8.79%	8.94%

Return on average assets (1)	(1.01)%	(1.01)%	(1.74)%

Return on average equity (1)	(11.47)%	(10.98)%	(18.46)%

Noninterest expense to average assets (1)	3.21%	3.12%	2.87%

Nonperforming loans to total loans at end of period (2)	4.86%	2.74%	3.49%

(1)	Annualized for the six-months ended June 30, 2011 and 2010.
(2)	Nonperforming loans consist of nonaccrual loans and accruing loans contractually past due ninety days or more.

Changes in Financial Condition

Total assets increased $2 million or 1%, from $303 million at December 31, 2010 to $305 million at June 30, 2011, primarily as a result of a $19.5 million increase in cash and cash equivalents somewhat offset by a decrease in net loans of $12 million. Deposits increased $5.8 million from $251.3 million at December 31, 2010 to $257.1 million at June 30, 2011.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Net Interest Margin and Interest-Rate Spread

The following tables set forth, for the periods indicated, information regarding (i) the total dollar amount of interest and dividend income of the Company from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average costs; (iii) net interest/dividend income; (iv) interest-rate spread; and (v) net interest margin. Yields and costs were derived by dividing annualized income or expense by the average balance of assets or liabilities, respectively, for the periods shown. The yields and costs include certain fees which are considered to constitute adjustments to yields.

	Three Months Ended June 30,
	2011			2010
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
			($ in thousands)

Interest-earning assets:
Loans	$209,796	2,735	5.23	$229,680	3,176	5.55%
Securities	48,075	363	3.03	41,164	339	3.30
Other (1)	20,453	6	0.12	20,454	9	0.18

Total interest-earning assets	278,324	3,104	4.47	291,298	3,524	4.85

Noninterest-earning assets	30,022			27,270

Total assets	$308,346			$318,568

Interest-bearing liabilities:
Deposits	230,215	790	1.38	240,039	1,148	1.92
Federal Home Loan Bank advances and other borrowings	22,057	164	2.98	25,643	173	2.71

Total interest-bearing liabilities	252,272	954	1.52	265,682	1,321	1.99

Noninterest-bearing deposits	28,204			21,948
Noninterest-bearing liabilities	1,212			1,745
Stockholders’ equity	26,658			29,193

Total liabilities and stockholders’ equity	$308,346			$318,568

Net interest income		$2,150			$2,203

Interest-rate spread			2.96%			2.86%

Net interest margin (2)			3.10%			3.03%

Ratio of interest-earning assets to interest-bearing liabilities	1.10			1.10

(1)	Includes interest-earning deposits, federal funds sold, time deposits and Federal Home Loan Bank stock.
(2)	Net interest margin is annualized net interest income divided by average interest-earning assets.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

	Six Months Ended June 30,
	2011			2010
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
			($ in thousands)
Interest-earning assets:
Loans	$212,466	5,728	5.44	$231,311	6,461	5.63%
Securities	48,396	681	2.84	38,169	651	3.44
Other (1)	15,582	11	0.14	20,679	42	0.41

Total interest-earning assets	276,444	6,420	4.68	290,159	7,154	4.97

Noninterest-earning assets	30,539			25,727

Total assets	$306,983			$315,886

Interest-bearing liabilities:
Deposits	227,282	1,648	1.46	237,165	2,324	1.98
Federal Home Loan Bank advances and other borrowings	23,608	331	2.83	26,008	350	2.71

Total interest-bearing liabilities	250,890	1,979	1.59	263,173	2,674	2.05

Noninterest-bearing deposits	28,382			21,319
Noninterest-bearing liabilities	809			1,544
Stockholders’ equity	26,902			29,850

Total liabilities and stockholders’ equity	$306,983			$315,886

Net interest income		$4,441			$4,480

Interest-rate spread			3.09%			2.92%

Net interest margin (2)			3.24%			3.11%

Ratio of interest-earning assets to interest-bearing liabilities	1.10			1.10

(1)	Includes interest-earning deposits, federal funds sold, time deposits and Federal Home Loan Bank stock.
(2)	Net interest margin is annualized net interest income divided by average interest-earning assets.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Comparison of the Three-Month Periods Ended June 30, 2011 and 2010

General Operating Results. Net loss for the three-month period ended June 30, 2011 was $1.6 million, or $(0.61) per basic and diluted common share, compared to a net loss of $2.7 million, or $(1.04) per basic and diluted common share, for the comparable period in 2010. The $1.1 million change resulted primarily from a decrease of $2.1 million in provision for loan losses, partially offset by a $98,000 decrease in noninterest income, and a $53,000 decrease in net interest income, and an increase in noninterest expense of $144,000.

Interest Income. Interest income decreased $420,000 to $3.1 million for the three-month period ended June 30, 2011, compared to the three-month period ended June 30, 2010. The decrease was due to a decrease in the average yield earned on interest-earning assets from 4.85% for the three-months ended June 30, 2010 to 4.47% for three-months ended June 30, 2011 and a $12.9 million decrease in average interest-earning assets outstanding for the three-months ended June 30, 2011 compared to the 2010 period.

Interest Expense. Interest expense decreased $367,000 for the three-month period ended June 30, 2011 compared to the three-month period ended June 30, 2010. The decrease was primarily due to a decrease in the average cost of interest-bearing liabilities from 1.99% for the three-months ended June 30, 2010 to 1.52% for the comparable 2011 period, and decrease of $13.4 million in average interest-bearing liabilities outstanding. Average interest-bearing deposits increased from $240.0 million outstanding during the three-months ended June 30, 2010 to $230.2 million outstanding during the comparable period for 2011.

Provision for Loan Losses. The provision for loan losses is charged to operations to increase the total loan loss allowance to a level deemed appropriate by management. The provision is based upon the volume and type of lending conducted by the Company, industry standards, general economic conditions, particularly as they relate to the Company’s market area, and other factors related to the collectability of the Company’s loan portfolio. The Company recorded provisions for loan losses for the three-month periods ended June 30, 2011 and 2010 of $2.4 million and $4.5 million, respectively. Management believes that the allowance for loan losses, which was $5.3 million or 2.56% of gross loans at June 30, 2011 is adequate.

Noninterest Income. Noninterest income decreased $98,000 during the 2011 period. The decrease was primarily due to a $9,000 decrease in deposit account fees, a $20,000 decrease in other noninterest income and a $69,000 decrease in gain sale of loans compared to the three-month period ended June 30, 2010.

Noninterest Expense. Noninterest expense increased by $144,000 from $2.6 million for the three-month period ended June 30, 2010 to $2.7 million for the three-month period ended June 30, 2011. The increase was primarily due to increases of $3,000 in salaries and employee benefits, $13,000 in occupancy and equipment expense, $104,000 in OREO expense, and $52,000 in FDIC assessment, all related to the overall growth of the Company.

Income Taxes. The income tax benefit was $904,000 million for the three-month period ended June 30, 2011. The income tax benefit was $1.6 million for the corresponding period in 2010.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Comparison of the Six-Month Periods Ended June 30, 2011 and 2010

General Operating Results. Net loss for the six-month period ended June 30, 2011 was $1.7 million, or $(0.66) per basic and diluted common share, compared to a net loss of $2.9 million, or $(1.11) per basic and diluted common share, for the comparable period in 2010. The $1 million change resulted primarily from, a decrease of $2.4 million in provision for loan losses, partially offset by a $35,000 decrease in noninterest income, a $39,000 million decrease in net interest income, and an increase in noninterest expense of $394,000.

Interest Income. Interest income decreased $734,000 to $6.4 million for the six-month period ended June 30, 2011, compared to the six-month period ended June 30, 2010. The decrease was due to a $13.7 million decrease in average interest-earning assets outstanding for the six months ended June 30, 2011 compared to June 30, 2010, and a decrease in the average yield earned on interest-earning assets from 4.97% for the six months ended June 30, 2010, to 4.68% for the six months ended June 30, 2011.

Interest Expense. Interest expense decreased $695,000 for the six-month period ended June 30, 2011 compared to the six-month period ended June 30, 2010. The decrease was primarily due to a decrease in the average cost of interest-bearing liabilities from 2.05% for the six months ended June 30, 2010 to 1.59% and a $12.3 million decrease in average interest-bearing liabilities outstanding for the comparable 2011 period. Average interest-bearing deposits decreased from $237.2 million outstanding during the six months ended June 30, 2010 to $227.3 million outstanding during the comparable period for 2011.

Provision for Loan Losses. The provision for loan losses is charged to operations to increase the total loan loss allowance to a level deemed appropriate by management. The provision is based upon the volume and type of lending conducted by the Company, industry standards, general economic conditions, particularly as they relate to the Company’s market area, and other factors related to the collectability of the Company’s loan portfolio. The Company recorded provisions for loan losses for the six-month periods ended June 30, 2011 and 2010 of $2.9 million and $5.3 million, respectively. Management believes that the allowance for loan losses, which was $5.3 million or 2.56% of gross loans at June 30, 2011 is adequate.

Noninterest Income. Noninterest income decreased $35,000 during the 2011 period. The decrease was primarily due to a $11,000 decrease in deposit account fees, a $13,000 decrease in other noninterest income and a $11,000 decrease in gain on sale or loans when compared to the six-month period ended June 30, 2010.

Noninterest Expense. Noninterest expense increased by $394,000 from $4.5 million for the six-month period ended June 30, 2010 to $4.9 million for the six-month period ended June 30, 2011. The increase was primarily due to increases of $100,000 in salaries and employee benefits, $16,000 in occupancy and equipment expense, $140,000 in OREO expense and $94,000 in FDIC assessment, all related to the overall growth of the Company.

Income Taxes. The income tax benefit was $1.6 million for the six-month period ended June 30, 2010 and the income tax benefit was $908,000 million for the corresponding period in 2011.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4.	Controls and Procedures

a.	Evaluation of disclosure controls and procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of June 30, 2011, the Principal Executive and Principal Financial Officer of the Company concluded that the Company’s disclosure controls and procedures were adequate.

b.	Changes in internal controls. The Company made no significant changes in its internal controls over financial reporting during the quarter ended June 30, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

c.	Limitations on Effectiveness of Controls. The Company, including its Principal Executive Officer and Principal Financial Officer, does not expect that our disclosure controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending legal proceedings to which Alarion Financial Services, Inc. or its subsidiaries is a party or to which any of their property is subject.

Item 1.A.	Risk Factors

Not applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2011, the Company repurchased 20,000 shares of its common stock from the Bank. The Bank had taken title to the shares when it foreclosed on a lien on such shares which secured a loan made by the Bank.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

April 30, 2011	0	N/A	N/A	N/A
May 31, 2011	0	N/A	N/A	N/A
June 30, 2011	20,000	$5.00	N/A	N/A

Total	20,000	$5.00	N/A	N/A

Item 3.	Defaults upon Senior Securities

Not applicable

Item 4.	(Removed and Reserved)

Item 5.	Other Information

Not applicable

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Item 6.	Exhibits

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

Exhibit No.		Description of Exhibit

(a)	3.1	Articles of Incorporation

(a)	3.2	Bylaws

(b)	3.3	Articles of Amendment to the Articles of Incorporation authorizing the Series A Preferred Shares

(b)	3.4	Articles of Amendment to the Articles of Incorporation authorizing the Series B Preferred Shares

(a)	4.1	Specimen Common Stock Certificate

(a)	4.2	Warrant Plan and Specimen Warrant Plan

(b)	4.3	Form of Certificate for Series A Preferred Stock

(b)	4.4	Form of Certificate for Series B Preferred Stock

(c)	4.5	2005 Stock Plan

(a)	10.1	Employment Agreement with Jon M. Kurtz

(a)	10.2	Lease for Main Office

(b)	10.3	Letter Agreement, dated January 23, 2009 between AFSI and the United States Department of the Treasury

(b)	10.4	Form of Waiver

(b)	10.5	Form of Compliance Agreement

(b)	10.6	Securities Purchase Agreement – Standard Terms between the Company and the United States Department of the Treasury

(d)	10.8	Employment Agreement with Robert L. Page

(a)	14.1	Code of Ethics

(a)	21.1	Schedule of Subsidiaries

31.1		Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2		Certification of Principal Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1		Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS		XBRL Instance Document

101.SCH		XBRL Schema Document

101.CAL		XBRL Calculation Linkbase Document

101.DEF		XBRL Definition Linkbase Document

101.LAB		XBRL Label Linkbase Document

101.PRE		XBRL Presentation Linkbase Document

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 15, 2011

Alarion Financial Services, Inc.

By:	/s/ Jon M. Kurtz
Name:	Jon M. Kurtz, President and Principal Executive Officer

By:	/s/ Matthew Ivers
Name:	Matthew Ivers, Senior Vice President and Principal Financial and Accounting Officer