Form 10-Q
period 2011-09-30
Alarion Financial Services Inc
filed 2011-11-14
CIK 1353174

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common stock, par value $.01 per share	2,633,208 shares outstanding at November 14, 2011

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

INDEX

Part I. FINANCIAL INFORMATION

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

($ in thousands, except per share amounts)

	At	At
	September 30,	December 31,
	2011	2010
	(unaudited)
Assets

Cash and due from banks	$4,496	3,127
Interest-earning deposits	233	262
Federal funds sold	18,769	3,015

Cash and cash equivalents	23,498	6,404

Securities available for sale	47,519	49,304
Loans, net of allowance for loan losses of $5,405 and $4,115	194,770	213,069
Loans held for sale	7,293	7,395
Accrued interest receivable	843	903
Premises and equipment, net	13,197	13,418
Other real estate owned, net	7,762	6,359
Federal Home Loan Bank stock, at cost	1,402	1,409
Deferred income taxes	3,790	3,347
Other assets	843	1,382

Total assets	$300,917	302,990

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing demand deposits	29,752	26,778
NOW, money-market and savings deposits	89,951	76,476
Time deposits less than $100,000	95,371	89,016
Time deposits greater than $100,000	42,504	59,074

Total deposits	257,578	251,344

Federal Home Loan Bank advances	13,000	21,000
Other borrowings	3,032	3,054
Accrued interest payable	345	436
Accrued expenses and other liabilities	1,454	522

Total liabilities	275,409	276,356

Stockholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized:
Preferred stock, Series A, $.01 par value; $1,000 liquidation value; 6,514 shares outstanding	—	—
Preferred stock, Series B, $.01 par value; $1,000 liquidation value; 326 shares outstanding	—	—
Additional paid-in capital, preferred	6,840	6,840
Preferred stock discount	(151)	(200)
Common stock, $.01 par value; 4,000,000 shares authorized, 2,633,208 and 2,653,208 shares issued and outstanding at September 30, 2011 and December 31, 2010	26	27
Additional paid-in capital, common	26,595	26,693
Accumulated deficit	(8,068)	(6,111)
Accumulated other comprehensive loss (income)	266	(615)

Total stockholders’ equity	25,508	26,634

Total liabilities and stockholders’ equity	$300,917	302,990

See accompanying Notes to Condensed Consolidated Financial Statements.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

($ in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Interest income:
Loans	$2,759	3,185	8,488	9,646
Securities	314	258	995	909
Other	7	13	17	55

Total interest income	3,080	3,456	9,500	10,610

Interest expense:
Deposits	738	1,066	2,386	3,390
Borrowings	160	174	491	524

Total interest expense	898	1,240	2,877	3,914

Net interest income	2,182	2,216	6,623	6,696
Provision for loan losses	525	600	3,450	5,894

Net interest income after provision for loan losses	1,657	1,616	3,173	802

Noninterest income:
Deposit account fees	90	86	277	284
Net gain on sales of loans held for sale	511	324	1,144	968
Net gain on sale of securities	—	478	—	478
Other	106	61	225	192

Total noninterest income	707	949	1,646	1,922

Noninterest expense:
Salaries and employee benefits	1,149	943	3,318	3,011
Occupancy and equipment	345	309	952	899
Data processing	148	151	431	446
Professional services	169	128	487	333
Advertising and promotion	57	51	145	124
Office supplies and printing	37	38	109	101
OREO expense	248	219	762	477
FDIC assessment	79	128	382	337
Other	308	159	847	895

Total noninterest expense	2,540	2,126	7,433	6,623

(Loss) earnings before income tax (benefit) expense	(176)	439	(2,614)	(3,899)

Income tax (benefit) expense	(64)	169	(972)	(1,438)

Net (loss) earnings	(112)	270	(1,642)	(2,461)

Preferred stock dividend requirements and accretion of preferred stock to par	105	105	315	315

Net (loss) earnings available to common shareholders	$(217)	165	(1,957)	(2,776)

(Loss) earnings per share – basic	$(.08)	0.06	(.74)	(1.05)

(Loss) earnings per share – diluted	$(.08)	0.06	(.74)	(1.05)

Weighted-average number of common shares outstanding, basic	2,633,208	2,653,208	2,644,270	2,653,208

Weighted-average number of common shares outstanding, diluted	2,633,208	2,653,208	2,644,270	2,653,208

Dividends per common share	$—	—	—	—

See accompanying Notes to Condensed Consolidated Financial Statements.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

Nine Months Ended September 30, 2011 and 2010

($ in thousands)

	Preferred Stock						Common Stock			Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Series A		Series B		Additional Paid-in	Discount	Shares	Amount	Additional Paid-In
	Shares	Amount	Shares	Amount	Capital				Capital	Deficit	Loss	Equity

Balance at December 31, 2009	6,514	$—	326	$—	6,840	(265)	2,653,208	$27	26,680	(2,531)	(45)	30,706

Comprehensive loss:
Net loss (unaudited)	—	—	—	—	—	—	—	—	—	(2,461)	—	(2,461)

Net change in unrealized loss on securities available for sale, net of taxes of $(25) (unaudited)	—	—	—	—	—	—	—	—	—	—	(43)	(43)

Comprehensive loss (unaudited)												(2,504)

Share-based compensation (unaudited)	—	—	—	—	—	—	—	—	9	—	—	9

Preferred stock dividend requirements and Series B preferred stock accretion (unaudited)	—	—	—	—	—	49	—	—	—	(315)	—	(266)

Balance at September 30, 2010 (unaudited)	6,514	$—	326	$—	6,840	(216)	2,653,208	$27	26,689	(5,307)	(88)	27,945

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited), Continued

Nine Months Ended September 30, 2011 and 2010

($ in thousands)

	Preferred Stock						Common Stock			Accumulated	Accumulated Other	Total Stockholders’ Equity
	Series A		Series B		Additional Paid-in				Additional Paid-In		Comprehensive Income
	Shares	Amount	Shares	Amount	Capital	Discount	Shares	Amount	Capital	Deficit	(Loss)

Balance at December 31, 2010	6,514	$—	326	$—	6,840	(200)	2,653,208	$27	26,693	(6,111)	(615)	26,634

Comprehensive loss:
Net loss (unaudited)	—	—	—	—	—	—	—	—	—	(1,642)	—	(1,642)

Net change in unrealized loss on securities available for sale, net of taxes of $530 (unaudited)	—	—	—	—	—	—	—	—	—	—	881	881

Comprehensive loss (unaudited)												(761)

Share-based compensation (unaudited)	—	—	—	—	—	—	—	—	1	—	—	1

Retirement of stock (unaudited)	—	—	—	—	—	—	(20,000)	(1)	(99)	—	—	(100)

Preferred stock dividend requirements and Series B preferred stock accretion (unaudited)	—	—	—	—	—	49	—	—	—	(315)	—	(266)

Balance at September 30, 2011 (unaudited)	6,514	$—	326	$—	6,840	(151)	2,633,208	$26	26,595	(8,068)	266	25,508

See accompanying Notes to Condensed Consolidated Financial Statements.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(1,642)	(2,461)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	3,450	5,894
Share-based compensation	1	9
Depreciation and amortization	424	437
Gain on sale of loans held for sale	(1,144)	(968)
Loans originated for sale	(49,450)	(49,887)
Proceeds from loans sold	50,696	51,691
Net amortization of premiums and discounts on securities available for sale	516	321
Deferred income tax benefit	(973)	(1,438)
Net amortization of deferred loan fees and costs	83	74
Loss on sale of other real estate owned	72	5
Provision for other real estate loan losses	662	247
Gain on sale of securities available for sale	—	(478)
Net decrease in accrued interest payable	(91)	(203)
Net decrease (increase) in accrued interest receivable	60	(57)
Net decrease in other assets	439	289
Net increase in accrued expenses and other liabilities	932	1,158

Net cash provided by operating activities	4,035	4,633

Cash flows from investing activities:
Proceeds from sales, principal repayments and maturities on securities available for sale	7,486	30,035
Purchase of securities available for sale	(4,806)	(52,310)
Net decrease in time deposits	—	2,287
Net decrease in loans	11,479	2,108
Purchases of premises and equipment	(203)	(545)
Proceeds from sale of other real estate owned	1,150	11
Redemption of Federal Home Loan Bank stock	7	90

Net cash provided by (used in) investing activities	15,113	(18,324)

Cash flows from financing activities:
Net increase in deposits	6,234	10,761
Net decrease in other borrowings	(22)	(3,318)
Net decrease in advances from Federal Home Loan Bank	(8,000)	—
Preferred stock dividend requirements and Series B stock accretion	(266)	(266)

Net cash (used in) provided by financing activities	(2,054)	7,177

Net increase (decrease) in cash and cash equivalents	17,094	(6,514)

Cash and cash equivalents at beginning of period	6,404	22,098

Cash and cash equivalents at end of period	$23,498	15,584

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited), Continued

(In thousands)

	Nine Months Ended
	September 30,
	2011	2010
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,968	4,117

Income taxes	$—	—

Noncash transactions:
Accumulated other comprehensive (loss) income, net change in unrealized (loss) gain on securities available for sale, net of taxes	$881	(43)

Transfer of loans to other real estate owned	$3,287	3,354

Transfer of other real estate owned to loans	$—	189

Retirement of common stock from other assets	$100	—

See accompanying Notes to Condensed Consolidated Financial Statements.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation. In the opinion of the management of Alarion Financial Services, Inc. (the “Holding Company”), the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position at September 30, 2011 and the results of operations for the three- and nine-month periods ended September 30, 2011 and 2010 and cash flows for the nine-month periods ended September 30, 2011 and 2010. The results of operations for the three- and nine-month periods ended September 30, 2011, are not necessarily indicative of results that may be expected for the year ending December 31, 2011.

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

Recent Accounting Standards Update. In January 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-01, Receivables (Topic 310) Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. The amendments in this Update delayed the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. For public entities, the amendments are effective for the first interim or annual period beginning on or after June 15, 2011 and should be applied retrospectively to the beginning of the annual period of adoption. The adoption of the ASU did not have a material impact on the Company’s consolidated financial statements.

In April 2011, the FASB issued ASU No. 2011-02, Receivables (Topic 310) A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. This amends the guidance for troubled debt restructurings. The guidance clarifies the guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. For public entities, the amendments are effective for the first interim or annual period beginning on or after June 15, 2011 and should be applied retrospectively to the beginning of the annual period of adoption. The adoption of the ASU did not have a material impact on the Company’s consolidated financial statements.

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

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 applies to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability, or an instrument classified in a reporting entity’s shareholders’ equity in the financial statements. ASU 2011-04 is expected to result in common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (“IFRSs”). Consequently, it changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements of ASU 2011-04, it is not intended for the amendments to result in a change in the application of the requirements in Topic 820. Some of the amendments clarify the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements, including the following: (1) measuring the fair value of financial instruments that are managed within a portfolio; (2) application of premiums and discounts in a fair value measurement; and (3) additional disclosures about fair value measurements.

ASU 2011-04 is effective during interim and annual periods beginning after December 15, 2011 and is to be applied prospectively. Early application is not permitted. We are currently evaluating the impact of ASU 2011-04 on our consolidated financial statements, but we do not expect its adoption to have a material impact on our consolidated statements, other than to further increase the amount of financial disclosures already provided.

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

In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment.” The provisions of ASU No. 2011-08 permits an entity an option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further impairment testing is required. ASU No. 2011-08 includes examples of events and circumstances that may indicate that a reporting unit’s fair value is less than its carrying amount. The provisions of ASU No. 2011-08 are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted provided that the entity has not yet performed its annual impairment test for goodwill. The adoption of ASU No. 2011-08 will not have any impact on our financial statements since we do not have any goodwill.

2. Securities. Securities have been classified according to management’s intent. The carrying amount of securities available for sale and their approximate fair values are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
At September 30, 2011:
U.S. Government agency securities	$1,089	—	(5)	1,084
Mortgage-backed securities	44,401	498	(4)	44,895
Corporate bonds	1,602	—	(62)	1,540

	$47,092	498	(71)	47,519

At December 31, 2010-
Mortgage-backed securities	$50,288	77	(1,061)	49,304

At September 30, 2011 and December 31, 2010, securities with a carrying value of approximately $13.5 million and $10.5 million, respectively, were pledged for other borrowings and public funds.

There were no sales of securities during the nine months ended September 30, 2011.

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

2. Securities, Continued. Securities sold during the nine months ended September 30, 2010 are summarized as follows (in thousands):

Principal received from sales	$22,600

Gross gains	478
Gross losses	—

Net gain	$478

Securities with gross unrealized losses at September 30, 2011, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is as follows (in thousands):

	Less Than Twelve Months
	Gross
	Unrealized	Fair
	Losses	Value
Securities Available for Sale:
U.S. government agency securities	$(5)	528
Mortgage-backed securities	(4)	2,433
Corporate bonds	(62)	1,540

Total securities available for sale	$(71)	4,501

The unrealized losses on four investment securities were caused by interest rate changes. It is expected that the securities would not be settled at a price less than the par value of the investments. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3. Loans. The components of loans are as follows (in thousands):

	At	At
	September 30,	December 31,
	2011	2010
Real estate loans:
Office/retail/other	$62,043	63,357
Multi-family	9,777	9,518
Land	16,032	23,345
Commercial real estate	14,515	16,927
Residential non-owner	15,748	18,356
Residential owner	32,404	32,667
Construction	4,776	4,819
Home equity & line of credit	17,240	19,764
Commercial	19,660	20,587
Consumer	7,625	7,471

Total loans	199,820	216,811

Allowance for loan losses	(5,405)	(4,115)
Deferred loan costs, net	355	373

Loans, net	$194,770	213,069

The Company has divided the loan portfolio into three portfolio segments, each with different risk characteristics and methodologies for assessing risk. The portfolio segments identified by the Company are as follows:

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3. Loans, Continued.

Real Estate Mortgage Loans. Real estate mortgage loans are typically segmented into eight classes: Office/Retail/Other, Multi-Family, Land, Commercial Real Estate, Residential Non-Owner, Residential Owner, Construction and Home Equity & Line of Credit. Commercial real estate loans are secured by the subject property and are underwritten based upon standards set forth in the policies approved by the Company’s board of directors (the “Board”). Such standards include, among other factors, loan to value limits, cash flow coverage and general creditworthiness of the obligors. Residential real estate loans are underwritten in accordance with policies set forth and approved by the Board, including repayment capacity and source, value of the underlying property, credit history and stability. Construction loans to borrowers are to finance the construction of owner occupied and lease properties. These loans are categorized as construction loans during the construction period, later converting to commercial or residential real estate loans after the construction is complete and amortization of the loan begins. Real estate development and construction loans are approved based on an analysis of the borrower and guarantor, the viability of the project and on an acceptable percentage of the appraised value of the property securing the loan. Real estate development and construction loan funds are disbursed periodically based on the percentage of construction completed. The Company carefully monitors these loans with on-site inspections and requires the receipt of lien waivers on funds advanced. Development and construction loans are typically secured by the properties under development or construction, and personal guarantees are typically obtained. Further, to assure that reliance is not placed solely on the value of the underlying property, the Company considers the market conditions and feasibility of proposed projects, the financial condition and reputation of the borrower and guarantors, the amount of the borrower’s equity in the project, independent appraisals, costs estimates and pre-construction sale information. The Company also makes loans on occasion for the purchase of land for future development by the borrower. Land loans are extended for the future development for either commercial or residential use by the borrower. The Company carefully analyzes the intended use of the property and the viability thereof.

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

An analysis of the change in the allowance for loan losses follows (in thousands):

	0000000	0000000	0000000	0000000	0000000	0000000	0000000	0000000	0000000	0000000	0000000	0000000
	Three Months Ended September 30,
	2011
	Office/ Retail/ Other	Multi- Family	Land	Commercial Real Estate	Resid. Non- Owner	Resid. Owner	Construction	Home Equity & LOC	Commercial	Consumer	Total	2010

Beginning balance	$1,818	10	1,146	284	281	550	52	423	465	251	5,280	4,452
Provision for loan losses	255	—	(149)	(30)	5	217	2	161	—	64	525	600
Recoveries	—	—	—	—	4	2	—	—	—	—	6	6
Charge-offs	—	—	(119)	(159)	—	(33)	—	—	—	(95)	(406)	(91)

Ending balance	$2,073	10	878	95	290	736	54	584	465	220	5,405	4,967

	0000000	0000000	0000000	0000000	0000000	0000000	0000000	0000000	0000000	0000000	0000000	0000000
	Nine Months Ended September 30,
	2011
	Office/ Retail/ Other	Multi- Family	Land	Commercial Real Estate	Resid. Non- Owner	Resid. Owner	Construction	Home Equity & LOC	Commercial	Consumer	Total	2010

Beginning balance	$1,075	9	583	259	441	350	23	744	427	204	4,115	3,035
Provision for loan losses	1,196	1	555	(5)	(158)	792	31	557	147	334	3,450	5,894
Recoveries	—	—	—	—	7	7	—	—	—	2	16	60
Charge-offs	(198)	—	(260)	(159)	—	(413)	—	(717)	(109)	(320)	(2,176)	(4,022)

Ending balance	$2,073	10	878	95	290	736	54	584	465	220	5,405	4,967

Individually evaluated for impairment:
Recorded investment	$3,734	—	5,056	1,020	2,571	1,369	831	1,369	135	91	16,176

Balance in allowance for loan losses	$1,160	—	719	—	99	371	47	293	20	91	2,800

Collectively evaluated for impairment:
Recorded investment	$58,309	9,777	10,976	13,495	13,177	31,035	3,945	15,871	19,525	7,534	183,644

Balance in allowance for loan losses	$913	10	159	95	191	365	7	291	445	129	2,605

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3. Loans, Continued. The following summarizes the loan credit quality (in thousands):

Credit Risk Profile by Internally Assigned Grade:	Office/ Retail/ Other	Multi- Family	Land	Commercial Real Estate	Resid. Non- Owner	Resid. Owner	Construction	Home Equity & Line of Credit	Commercial	Consumer	Total
September 30, 2011:
Grade:
Pass	$52,072	9,777	9,314	13,303	11,678	30,476	3,946	15,013	18,177	7,179	170,935
Special mention	4,982	—	1,662	150	1,223	559	—	859	377	104	9,916
Substandard	4,989	—	5,056	1,062	2,847	1,369	830	1,368	1,106	342	18,969
Doubtful	—	—	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—	—	—

Total	$62,043	9,777	16,032	14,515	15,748	32,404	4,776	17,240	19,660	7,625	199,820

December 31, 2010:
Grade:
Pass	57,974	9,518	13,812	15,699	14,492	30,908	3,895	15,992	18,450	6,769	187,509
Special mention	408	—	1,371	—	3,277	594	—	2,060	897	352	8,959
Substandard	4,975	—	8,162	1,228	587	1,165	924	1,712	1,240	350	20,343
Doubtful	—	—	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—	—	—

Total	$63,357	9,518	23,345	16,927	18,356	32,667	4,819	19,764	20,587	7,471	216,811

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

Age analysis of past-due loans is as follows (in thousands):

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
At September 30, 2011:
Real estate loans:
Office/retail/other	$—	3,115	—	3,115	57,912	1,016	62,043
Multi-family	—	—	—	—	9,777	—	9,777
Land	56	—	—	56	13,846	2,130	16,032
Commercial real estate	—	—	—	—	13,495	1,020	14,515
Residential non-owner	—	—	—	—	15,445	303	15,748
Residential owner	—	322	—	322	30,713	1,369	32,404
Construction	113	—	—	113	4,663	—	4,776
Home equity & line of credit	250	—	—	250	15,622	1,368	17,240
Commercial	—	65	—	65	19,525	70	19,660
Consumer	153	166	—	319	7,306	—	7,625

Total	$572	3,668	—	4,240	188,304	7,276	199,820

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3. Loans, Continued.

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
At December 31, 2010:
Real estate loans:
Office/retail/other	$392	2,620	—	3,012	59,876	469	63,357
Multi-family	—	—	—	—	9,518	—	9,518
Land	3,109	5	—	3,114	17,533	2,698	23,345
Commercial real estate	—	—	—	—	15,699	1,228	16,927
Residential non-owner	—	—	—	—	18,048	308	18,356
Residential owner	496	358	—	854	31,031	782	32,667
Construction	—	—	—	—	4,819	—	4,819
Home equity & line of credit	—	—	—	—	19,764	—	19,764
Commercial	91	—	—	91	20,338	158	20,587
Consumer	144	194	—	338	6,944	189	7,471

Total	$4,232	3,177	—	7,409	203,570	5,832	216,811

The following summarizes the amount of impaired loans (in thousands):

	With No Related Allowance Recorded			With an Allowance Recorded			Total
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
September 30, 2011:
Real estate loans:
Office/retail/other	$—	—	—	3,734	3,734	1,160	3,734	3,734	1,160
Multi-family	—	—	—	—	—	—	—	—	—
Land	761	761	—	4,295	5,592	719	5,056	6,353	719
Commercial real estate	1,020	1,020	—	—	—	—	1,020	1,020	—
Residential non-owner	2,269	2,269	—	302	302	99	2,571	2,571	99
Residential owner	381	381	—	988	988	371	1,369	1,369	371
Construction	—	—	—	831	831	47	831	831	47
Home equity & line of credit	—	—	—	1,369	1,369	293	1,369	1,369	293
Commercial	70	70	—	65	65	20	135	135	20
Consumer	—	—	—	91	91	91	91	91	91

	$4,501	4,501	—	11,675	12,972	2,800	16,176	17,473	2,800

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3. Loans, Continued.

	With No Related Allowance Recorded			With an Allowance Recorded			Total
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
December 31, 2010:
Real estate loans:
Office/retail/other	$—	—	—	2,858	3,681	667	2,858	3,681	667
Multi-family	—	—	—	—	—	—	—	—	—
Land	4,625	5,936	—	3,200	3,652	337	7,825	9,588	337
Commercial real estate	1,020	1,020	—	42	277	166	1,062	1,297	166
Residential non-owner	208	208	—	74	100	26	282	308	26
Residential owner	621	707	—	127	161	34	748	868	34
Construction	923	923	—	—	—	—	923	923	—
Home equity & line of credit	—	—	—	912	1,388	476	912	1,388	476
Commercial	—	—	—	164	240	76	164	240	76
Consumer	92	146	—	116	260	145	208	406	145

	$7,489	8,940	—	7,493	9,759	1,927	14,982	18,699	1,927

The average net investment in impaired loans and interest income recognized and received on impaired loans are as follows (in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2011			2011
	Average Recorded Investment	Interest Income Recognized	Interest Income Received	Average Recorded Investment	Interest Income Recognized	Interest Income Received
Real estate loans:
Office/retail/other	$3,964	49	49	3,752	148	148
Multi-family	—	—	—	—	—	—
Land	6,239	45	45	7,251	143	143
Commercial real estate	1,122	—	—	1,174	—	—
Residential non-owner	2,578	17	17	1,445	28	28
Residential owner	1,110	—	—	934	1	1
Construction	842	8	8	876	25	25
Home equity & line of credit	1,368	—	—	1,378	15	15

	$17,223	119	119	16,810	360	360

Comparative totals for September 30, 2010	$17,193	64	64	13,397	180	180

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3. Loans, Continued. Troubled debt restructurings entered during the period are as follows (dollars in thousands):

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
	Outstanding Recorded Investment			Outstanding Recorded Investment			At
	Number of Contracts	Pre- Modification	Post- Modification	Number of Contracts	Pre- Modification	Post- Modification	September 30, 2011 Nonaccrual
Troubled Debt Restructurings:
Real estate mortgage loans:
Office/retail/other:
Modified interest rate and amortization	—	$—	—	1	2,718	2,718	—
Land:
Modified interest rate and amortization	—	—	—	3	3,078	3,078	1,632
Residential non-owner:
Modified interest rate and amortization	—	—	—	1	2,269	2,269	—
Residential owner:
Modified interest rates	1	135	135	1	135	135	135
Modified interest rate and amortization	1	191	191	2	346	346	346
Construction:
Modified interest rates	—	—	—	1	830	830	—

	2	$326	326	9	9,376	9,376	2,113

The allowance for loan losses on commercial real estate and residential real estate loans that have been restructured and are considered trouble debt restructurings (“TDR”) is included in the Company’s specific reserve. The specific reserve is determined on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral dependent. TDR’s that have subsequently defaulted are considered collateral-dependent.

The allowance for loan losses on commercial and consumer loans that have been restructured and are considered TDR’s is included in the Company’s specific reserve. The specific reserve is determined on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral-dependent. TDR’s that have subsequently defaulted are considered collateral-dependent. There were no TDR’s that subsequently defaulted during the three- and nine-month periods ended September 30, 2011, which were restructured during the last twelve months.

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

4. Loss Per Share. Basic loss per share has been computed on the basis of the weighted-average number of shares of common stock outstanding during the periods, which was 2,644,270 and 2,653,208 shares during the nine-month periods ended September 30, 2011 and 2010, respectively and 2,633,208 and 2,653,208 during the three-month periods ended September 30, 2011 and 2010, respectively. All outstanding stock options are not dilutive securities for the three month periods ended September 30, 2011 and for the nine month periods ended September 30, 2011 and 2010 due to the net losses of the Company. All outstanding stock options and warrants are not considered dilutive securities for the three month periods ended September 30, 2010 due to the exercise price exceeding the average market price for the purposes of calculating diluted EPS, which is computed using the treasury stock method.

5. Share-Based Compensation. The Company adopted a stock option plan for its employees and directors (the “Plan”). Fifteen percent of the total amount of common shares outstanding, up to 450,000 shares (currently 394,981 shares), have been reserved under the Plan. Stock options are granted at an exercise price equal to or greater than the fair market value of the common stock on the date of grant. Options granted to directors vest immediately and for employees, the options primarily vest over two years starting with the date of grant and ending on the second anniversary thereof. At September 30, 2011, there were 125,462 options available for future grants under the Plan. A summary of stock option transactions under the Plan for the nine-month period ended September 30, 2011, follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Options outstanding at December 31, 2010	246,203	$10.12
Options forfeited	(200)	10.00

Options outstanding at September 30, 2011	246,003	$10.12	5.11 years	$—

Options exercisable at September 30, 2011	246,003	$10.12	5.11 years	$—

There were no options exercised during the nine month periods ended September 30, 2011 and 2010. At September 30, 2011, there was no unrecognized compensation expense related to the nonvested share-based compensation arrangement granted under the plan. The total fair value of shares vesting and recognized as compensation was approximately $1,000 and $9,000 for the nine month periods ended September 30, 2011 and 2010, respectively.

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

6. Fair Value Measurements. Our listing of financial assets subject to fair value measurements on a recurring basis are as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2011:
U.S. government agency securities	$1,084	—	1,084	—
Mortgage-backed securities	44,895	—	44,895	—
Corporate bonds	1,540	—	1,540	—

	$47,519	—	47,519	—

As of December 31, 2010-
Mortgage-backed securities	$49,304	—	49,304	—

There were no transfers of securities between levels of inputs during the nine months ended September 30, 2011.

Assets measured at fair value on a nonrecurring basis are summarized below (in thousands):

						Total Losses Recorded in Operations for the Nine-Month
	Net Carrying Value at September 30, 2011					Period Ended
					Total	September 30,
	Total	Level 1	Level 2	Level 3	Losses	2011
As of September 30, 2011:
Impaired loans	$10,508	—	—	10,508	4,097	2,336

Other real estate owned	$7,762	—	—	7,762	1,352	663

						Total Losses Recorded in Operations for
	Net Carrying Value at December 31, 2010					the Year Ended
					Total	December 31,
	Total	Level 1	Level 2	Level 3	Losses	2010
As of December 31, 2010:
Impaired loans	$9,088	—	—	9,088	3,717	3,493

Other real estate owned	$6,359	—	—	6,359	1,134	1,107

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

6. Fair Value Measurements, Continued. In addition, loans with a carrying value of $2,868,000 at September 30, 2011 were measured for impairment using Level 3 inputs and had a fair value in excess of carrying value.

In addition, loans with a carrying value of $5,894,000 at December 31, 2010 were measured for impairment using Level 3 inputs and had a fair value in excess of carrying value.

7. Fair Value of Financial Instruments. The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	At September 30, 2011		At December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$23,498	23,498	6,404	6,404
Securities available for sale	47,519	47,519	49,304	49,304
Loans, net	194,770	194,421	213,069	214,080
Loans held for sale	7,293	7,293	7,395	7,395
Accrued interest receivable	843	843	903	903
Federal Home Loan Bank stock	1,402	1,402	1,409	1,409

Financial liabilities:
Deposits	257,578	259,448	251,344	253,656
Federal Home Loan Bank advances	13,000	10,970	21,000	19,404
Other borrowings	3,032	3,032	3,054	3,054
Accrued interest payable	345	345	436	436

Off-balance-sheet financial instruments	—	—	—	—

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

The following table summarizes the Bank’s contractual obligations, including certain on-balance sheet and off-balance sheet obligations, at September 30, 2011 (in thousands):

Contractual Obligations	Total

Time deposit maturities	$137,875
Advances from Federal Home Loan Bank	13,000
Other borrowings	3,032
Commitments to extend credit	871
Unused lines of credit	13,458
Standby letters of credit	97

Total	$168,333

Management believes that the Bank has adequate resources to fund all its commitments, that a majority of all of its existing commitments will be funded within 12 months and, if so desired, that the Bank can adjust the rates and terms on time deposits and other deposit accounts to retain or obtain new deposits in a changing interest rate environment.

The Bank has agreed with its regulators to undertake a program of corrective and proactive actions as contained in a memorandum of understanding. The memorandum of understanding imposes no penalties on the Bank and as of September 30, 2011, the Bank was in compliance with all of its provisions. Specifically, the Bank has agreed to maintain its “well capitalized” position, to establish and maintain an adequate allowance for loan and lease losses, to reduce adversely classified assets, to submit to the regulators a strategic plan and a commercial real estate loan risk monitoring and reduction plan, to ensure compliance with laws, regulations and policy statements, to not pay dividends, to notify the regulators of any changes in directors or executive officers and to provide periodic reports as to the Bank’s compliance with the memorandum. We believe we are in substantive compliance at this time.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. If such minimum amounts and percentages are met, the Bank is considered “adequately capitalized.” If the actual amounts exceed the requirements of “adequately capitalized,” and meet even more stringent minimum standards, they are considered “well capitalized.” Management believes as of September 30, 2011, the Bank meets the capital requirements for a “well capitalized” financial institution.

The table below shows the total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios of the Bank at September 30, 2011 and December 31, 2010, and the minimum required amounts and percentages ($ in thousands).

					For Well
			For Capital		Capitalized
	Actual		Adequacy Purposes		Purposes
	Amount	Percent	Amount	Percent	Amount	Percent
As of September 30, 2011:
Total capital to Risk- Weighted Assets	$23,328	10.77%	$17,328	8.00%	$21,660	10.00%
Tier I Capital to Risk- Weighted Assets	20,586	9.50	8,668	4.00	13,002	6.00
Tier I Capital to Average Assets	20,586	6.83	12,056	4.00	15,070	5.00

As of December 31, 2010:
Total capital to Risk- Weighted Assets	26,170	11.47	18,253	8.00	22,816	10.00
Tier I Capital to Risk- Weighted Assets	23,303	10.22	9,121	4.00	13,681	6.00
Tier I Capital to Average Assets	23,303	7.62	12,233	4.00	15,291	5.00

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Results of Operations

The following table shows selected ratios for the periods ended or at the dates indicated:

	Nine Months		Nine Months
	Ended	Year Ended	Ended
	September 30,	December 31,	September 30,
	2011	2010	2010
Average equity as a percentage of average assets	8.63%	9.16%	9.21%

Total equity to total assets at end of period	8.48%	8.79%	8.84%

Return on average assets (1)	(0.72)%	(1.01)%	(1.04)%

Return on average equity (1)	(8.31)%	(10.98)%	(11.26)%

Noninterest expense to average assets (1)	3.24%	3.12%	2.80%

Nonperforming loans to total loans at end of period (2)	3.74%	2.74%	2.42%

(1)	Annualized for the nine-months ended September 30, 2011 and 2010.
(2)	Nonperforming loans consist of nonaccrual loans and accruing loans contractually past due ninety days or more.

Changes in Financial Condition

Total assets decreased $2 million or 1%, from $303 million at December 31, 2010 to $301 million at September 30, 2011, primarily as a result of a $17 million increase in cash and cash equivalents somewhat offset by a decrease in net loans of $18 million. Deposits increased $6 million from $251.3 million at December 31, 2010 to $257.5 million at September 30, 2011.

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

	Three Months Ended September 30,
	2011			2010
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	($ in thousands)

Interest-earning assets:
Loans	$203,441	2,759	5.38%	$223,451	3,185	5.65%
Securities	46,641	314	2.67	34,670	258	2.95
Other (1)	24,612	7	0.11	32,530	13	0.16

Total interest-earning assets	274,694	3,080	4.45	290,651	3,456	4.72

Noninterest-earning assets	30,127			26,363

Total assets	$304,821			$317,014

Interest-bearing liabilities:
Deposits	230,155	738	1.27	238,063	1,066	1.78
FHLB advances and other borrowings	19,474	160	3.26	24,787	174	2.79

Total interest-bearing liabilities	249,629	898	1.43	262,850	1,240	1.87

Noninterest-bearing deposits	28,658			24,236
Noninterest-bearing liabilities	1,190			1,956
Stockholders’ equity	25,344			27,972

Total liabilities and stockholders’ equity	$304,821			$317,014

Net interest income		$2,182			$2,216

Interest-rate spread			3.02%			2.85%

Net interest margin (2)			3.15%			3.02%

Ratio of interest-earning assets to interest-bearing liabilities	1.10			1.11

(1)	Includes interest-earning deposits, federal funds sold, time deposits and Federal Home Loan Bank stock.
(2)	Net interest margin is annualized net interest income divided by average interest-earning assets.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

	Nine Months Ended September 30,
	2011			2010
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	($ in thousands)
Interest-earning assets:
Loans	$209,425	8,488	5.42%	$228,663	9,646	5.64%
Securities	47,804	995	2.78	36,990	909	3.29
Other (1)	18,625	17	0.12	24,673	55	0.30

Total interest-earning assets	275,854	9,500	4.60	290,326	10,610	4.89

Noninterest-earning assets	30,411			25,936

Total assets	$306,265			$316,262

Interest-bearing liabilities:
Deposits	228,252	2,386	1.40	237,574	3,390	1.91
FHLB advances and other borrowings	22,215	491	2.96	25,597	524	2.74

Total interest-bearing liabilities	250,467	2,877	1.54	263,171	3,914	1.99

Noninterest-bearing deposits	28,509			22,302
Noninterest-bearing liabilities	864			1,652
Stockholders’ equity	26,425			29,137

Total liabilities and stockholders’ equity	$306,265			$316,262

Net interest income		$6,623			$6,696

Interest-rate spread			3.07%			2.90%

Net interest margin (2)			3.21%			3.08%

Ratio of interest-earning assets to interest-bearing liabilities	1.10			1.10

(1)	Includes interest-earning deposits, federal funds sold, time deposits and Federal Home Loan Bank stock.
(2)	Net interest margin is annualized net interest income divided by average interest-earning assets.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Comparison of the Three-Month Periods Ended September 30, 2011 and 2010

General Operating Results. Net loss available to common shareholders for the three-month period ended September 30, 2011 was $217,000, or $(0.08) per basic and diluted common share, compared to a net earnings of $165,000, or $0.06 per basic and diluted share, for the comparable period in 2010. The $382,000 change resulted primarily from a $414,000 increase in noninterest expense and a $242,000 decrease in noninterest income, partially offset by a $75,000 decrease in provision for loan losses.

Interest Income. Interest income decreased $376,000 to $3.1 million for the three-month period ended September 30, 2011, compared to the three-month period ended September 30, 2010. The decrease was due to a decrease in the average yield earned on interest-earning assets from 4.72% for the three months ended September 30, 2010 to 4.45% for the three months ended September 30, 2011 and a $15.9 million decrease in average interest-earning assets outstanding for the three months ended September 30, 2011 compared to the 2010 period.

Interest Expense. Interest expense decreased $342,000 from $1.2 million for the three-month period ended September 30, 2010 to $898,000 for the three-month period ended September 30, 2011. The decrease was primarily due to a decrease in the average cost of interest-bearing liabilities from 1.87% for the three months ended September 30, 2010 to 1.43% for the comparable 2011 period and decrease of $13.2 million in average interest-bearing liabilities outstanding.

Provision for Loan Losses. The provision for loan losses is charged to operations to increase the total loan loss allowance to a level deemed appropriate by management. The provision is based upon the volume and type of lending conducted by the Company, industry standards, general economic conditions, particularly as they relate to the Company’s market area, and other factors related to the collectability of the Company’s loan portfolio. The Company recorded provisions for loan losses for the three-month periods ended September 30, 2011 and 2010 of $525,000 and $600,000, respectively. Management believes that the allowance for loan losses, which was $5.4 million or 2.70% of gross loans at September 30, 2011 is adequate.

Noninterest Income. Noninterest income decreased $242,000 during the 2011 period. The decrease was primarily due to a $478,000 decrease in gain on sale of securities, partially offset with an $187,000 increase in net gain on sale of loans and a $45,000 increase in other income compared to the three month period ended September 30, 2010.

Noninterest Expense. Noninterest expense increased by $414,000 from $2.1 million for the three-month period ended September 30, 2010 to $2.5 million for the three-month period ended September 30, 2011. The increase was primarily due to increases of $206,000 in salaries and employee benefits, $36,000 in occupancy and equipment expense, $41,000 in professional services, $29,000 in OREO expense, $149,000 in other expenses, all related to the overall growth of the Company.

Income Taxes. The income tax benefit was $64,000 for the three-month period ended September 30, 2011, compared to an income tax expense of $169,000 for the corresponding period in 2010.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Comparison of the Nine-Month Periods Ended September 30, 2011 and 2010

General Operating Results. Net loss available to common shareholders for the nine month period ended September 30, 2011 was $1.9 million, or $(.74) per basic and diluted common share, compared to $2.8 million, or $(1.05) per basic and diluted share, for the comparable period in 2010. The $819,000 change resulted primarily from a $2.4 million decrease in provision for loan losses, partially offset by a $276,000 decrease in noninterest income and an increase of $810,000 in noninterest expense.

Interest Income. Interest income decreased $1.1 million to $9.5 million for the nine-month period ended September 30, 2011, compared to the nine-month period ended September 30, 2010. The decrease was due to a $14.5 million decrease in average interest earning assets outstanding for the nine months ended September 30, 2011 compared to the 2010 period and a decrease in the average yield earned on interest earning assets from 4.89% for the nine months ended September 30, 2010 to 4.60% for the nine months ended September 30, 2011.

Interest Expense. Interest expense decreased $1 million from $3.9 million for the nine-month period ended September 30, 2010 to $2.9 million for the nine-month period ended September 30, 2011. The decrease was primarily due to a decrease in the average cost of interest-bearing liabilities from 1.99% for the nine months ended September 30, 2010 to 1.54% for the comparable 2011 period and a decrease of $12.7 million in average interest-bearing liabilities.

Provision for Loan Losses. The provision for loan losses is charged to operations to increase the total loan loss allowance to a level deemed appropriate by management. The provision is based upon the volume and type of lending conducted by the Company, industry standards, general economic conditions, particularly as they relate to the Company’s market area, and other factors related to the collectability of the Company’s loan portfolio. The Company recorded provisions for loan losses for the nine-month periods ended September 30, 2011 and 2010 of $3.5 million and $5.9 million, respectively. Management believes that the allowance for loan losses, which was $5.4 million or 2.70% of gross loans at September 30, 2011 is adequate.

Noninterest Income. Noninterest income decreased $276,000 during the 2011 period. The decrease was primarily due to a $478,000 decrease in net gain on sale of securities and $7,000 in deposit account fees, partially offset by increases of $176,000 in gain on sale of loans and $33,000 in other income when compared to the nine-month period ended September 30, 2010.

Noninterest Expense. Noninterest expense increased by $810,000 from $6.6 million for the nine-month period ended September 30, 2010 to $7.4 million for the nine-month period ended September 30, 2011. The increase was primarily due to increases of $307,000 in salaries and employee benefits, $53,000 in occupancy and equipment expense, $154,000 in professional services, and $285,000 in OREO expense, all related to the overall growth of the Company.

Income Taxes. The income tax benefit was $972,000 for the nine-month period ended September 30, 2011, compared to an income tax benefit of $1.4 million for the corresponding period in 2010.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4.	Controls and Procedures

a.	Evaluation of disclosure controls and procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of September 30, 2011, the Principal Executive and Principal Financial Officer of the Company concluded that the Company’s disclosure controls and procedures were adequate.

b.	Changes in internal controls. The Company made no significant changes in its internal controls over financial reporting during the quarter ended September 30, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

c.	Limitations on Effectiveness of Controls. The Company, including its Principal Executive Officer and Principal Financial Officer, does not expect that our disclosure controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings

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

Date: November 14, 2011

Alarion Financial Services, Inc.

By:	/s/ Jon M. Kurtz
Name:	Jon M. Kurtz, President and
Principal Executive Officer

By:	/s/ Matthew Ivers
Name:	Matthew Ivers, Senior Vice President
and Principal Financial and Accounting
Officer