Form 10-K
period 2011-12-31
Alarion Financial Services Inc
filed 2012-03-30
CIK 1353174

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

Of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2011

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

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant (2,279,776 shares) on December 31, 2011, was approximately $11,398,880. As of such date, no organized trading market existed for the common stock. Therefore, the aggregate market value was computed by reference to the last known sales price of $5.00 per share. For the purposes of this response, directors and officers of the Registrant are considered the affiliates of the Registrant at that date.

The number of shares outstanding of the Registrant’s common stock, as of January 31, 2012: 2,633,208 shares of $.01 par value common stock.

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

Management believes that the allowance for loan losses at December 31, 2011 appropriately reflects the risk inherent in the portfolio. The methodologies used in the calculation are in compliance with regulatory policy and US GAAP.

The allowance for loan losses is also discussed as part of “Management’s Discussion and Analysis - Financial Condition” and in Note 3 to the consolidated financial statements. The significant accounting policies are discussed in Note 1 to the consolidated financial statements.

As of December 31, 2011, we had approximately $4.5 million of net deferred tax assets as reported on our consolidated balance sheet. The realization of these deferred tax assets is dependent upon the generation of sufficient future taxable income. We currently believe that it is more likely than not that we will generate sufficient taxable income in the future to utilize these deferred tax assets. However, if additional allowances for loan losses or losses from operations differ from current forecasts, a valuation allowance may be required.

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

Specifically, there has been a dramatic decrease in housing and real estate values in Florida during the current economic downturn, coupled with a significant increase in the rate of unemployment. These trends have contributed to an increase in our non-performing loans and reduced asset quality. As of December 31, 2011, our non-performing loans were approximately $6.5 million, or 3% of the loan portfolio. Nonperforming assets were approximately $11 million as of the same date, or 4% of total assets. In addition, we had approximately $4.9 million in accruing loans that were between 30 and 89 days delinquent at December 31, 2011. If market conditions continue to deteriorate, they may lead to additional valuation adjustments on our loan portfolio and real estate owned as we continue to reassess the market value of our loan portfolio, the losses associated with the loans in default and the net realizable value of real estate owned.

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

Regulatory Matters

On December 10, 2010 the Board of Directors of Alarion Bank entered into a Memorandum of Understanding (MOU) with the FDIC and the Florida Office of Financial Regulation (OFR). The MOU imposes no penalties on the Bank. Specifically, the Bank has agreed to maintain its “well capitalized” position, to establish and maintain an adequate allowance for loan and lease losses, to reduce adversely classified assets, to submit to the regulators a strategic plan and a commercial real estate loan risk monitoring and reduction plan, to ensure compliance with laws, regulations and policy statements, to not pay dividends, to notify the regulators of any changes in directors or executive officers and to provide periodic reports as to the Bank’s compliance with the memorandum. As of December 31, 2011, we believe we are in substantive compliance at this time as a result of correspondence received from regulators acknowledging the periodic reports submitted.

On January 19, 2012, AFSI’s Board of Directors adopted certain resolutions at the request of the Federal Reserve Bank of Atlanta (the “Federal Reserve”). The resolutions provide that AFSI may not, without prior Federal Reserve approval, incur debt, including trust preferred securities; declare or pay dividends including the payment of dividends on our outstanding Series A and Series B Preferred Stock; reduce the Company’s capital position by purchasing or redeeming any shares of our capital stock; or make any payment representing a reduction of capital other than the payment of normal and routine operating expenses. The resolutions also require us to submit confirmation of compliance with the resolutions.

Lending Activities

The Bank offers a range of lending services, including real estate, consumer and commercial loans, to individuals and small businesses and other organizations that are located in or conduct a substantial portion of their business in the Bank’s market area. The Bank’s net loans at December 31, 2011 were $194 million, or 68% of total assets. The interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan, and are further subject to competitive pressures, money market rates, availability of funds, and government regulations. The Bank has no foreign loans or loans for highly leveraged transactions.

The Bank’s loans are concentrated in five major areas: commercial real estate loans, residential real estate loans, construction, commercial loans (for equipment purchases, working capital and various other business purposes) and consumer loans. A majority of the Bank’s loans are made on a secured basis. As of December 31, 2011, approximately 87% of the Bank’s loan portfolio consisted of loans secured by real estate, of which approximately 60% of the total loan portfolio is secured by commercial properties. Our emphasis is on loans secured by commercial real estate, rather than riskier receivables or business inventory loans. Risks of these types of loans include the general business conditions of the local economy and borrowers’ ability to conduct their businesses to generate sufficient profits to repay their loans under the agreed upon terms and conditions. Personal guarantees may be obtained from the principals of business borrowers and third parties to support the borrowers’ ability to service the debt and reduce the risk of non-payment. Commercial loans may be made at variable or fixed rates of interest. Commercial lines of credit are typically granted on a one-year basis, with loan covenants and monetary thresholds. Other commercial loans with terms or amortization schedules of longer than one year may carry interest rates which vary with the prime lending rate and will become payable in full and are generally refinanced in three to five years. Commercial loans not secured by real estate amounted to approximately 10% of the Bank’s total loan portfolio as of December 31, 2011.

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

Our underwriting takes into consideration the amount financed, term, amortization and pricing, as well as all relevant borrower credit factors. Basic credit factors include the borrower’s overall creditworthiness, debt service capacity and secondary sources of repayment. Underwriting standards relevant to real estate financing also address market valuation of the mortgaged property, the level of the borrower’s equity or proposed ownership capital investment, projected income producing property revenue and overall property marketability. In almost all instances, we require a first or second lien on the real estate which secures the loan. In cases where we have accepted a second or more junior lien, we require an estoppel letter from the senior lien holders. We also typically require a title insurance policy insuring our interest in the real estate collateral. We require independent appraisals on all assets valued at over $250,000. Any new credit extensions are critically reviewed. In evaluating individual loan requests, the Bank considers the borrower’s current and future cash flow; income sources and stability; credit history with the Bank and others; liquidity; contingent debts and overall liability structure; and collateral coverage.

Loan-to-value ratios for new loans have been reduced for second mortgages from 89.99% to 85% and vacant lots from 100% to 75%. All other ratios follow Federal lending guidelines. Credit scores are a tool in the evaluation of loan requests but the Bank does not utilize a scoring model for approving loans. Rather, credit history with the Bank and others is reviewed on all loan decisions. An analysis worksheet providing guidelines for loan limits is performed for unsecured loans. Debt service coverage ratios of 1.25X have been implemented on most commercial loan types.

The Bank does not originate sub-prime loans, which it defines as those without income verification, asset verification, or high cost mortgage loans, as defined by Federal definitions.

All loan classes have adjustable rate products offered. Teaser rates are generally not offered, so the initial interest rate corresponds to the index plus a margin. Weaker borrowers and all CRE credits are reviewed for the impact of increasing rates in the future to make sure the borrower has the continued ability to repay the debt.

No loans have bank-funded interest reserves. Borrowers are sometimes required to deposit in the Bank sufficient funds or liquidity to demonstrate the ability to repay loans secured by non-income producing properties. Monitoring of Acquisition, Development and Construction (“ADC”) and non owner occupied CRE loans includes annual reviews on all commercial relationships in excess of $100,000, plus site visits quarterly on land loans in excess of $100,000 and income property loans in excess of $250,000. Semi-annual site visits are conducted if the loan amount is below those thresholds. Activity and concentration reports are provided monthly to the Board of Directors Loan Committee.

Home equity loans are provided to borrowers both with first mortgages with the Bank as well as borrowers with first mortgages with other banks. Credit bureau reports are utilized to make sure the existing first mortgage is not in arrearages, both at the time of origination and when reviewed in the future.

Interest-only loans are occasionally granted (outside of standard personal and business lines of credit) where there is a defined repayment source at a future time and the borrower has the capacity to service the required debt service. Examples would include short-term business loans for seasonal purchases, bridge financing pending a property or asset sale, and home construction financing for homebuilders where the loan will be repaid from the sale of the house. Acquisition and development (“A&D”) loans were also previously underwritten this way, but no new A&D loans have been originated since 2009. Quantifying these loans by loan type is being developed but is not available at the present time.

Loan underwriting standards have tightened during this economic cycle. Over the last three years, policy and procedure changes included establishing Commercial Real Estate (“CRE”) portfolio guidelines by type with reduction goals; adding stress testing to all CRE analysis for interest rates, vacancy and rental rates; requiring proof of liquidity; decreasing loan authority from $750,000 to $500,000 in aggregate borrower exposure that requires Board approval; and requiring all second mortgage consumer loans to be approved by a senior manager.

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

Loan Loss Allowance

In considering the adequacy of our allowance for loan losses, the Bank has considered that as of December 31, 2011, approximately 60% of outstanding loans are in the commercial real estate loan category. At December 31, 2011, commercial loans including commercial real estate represented 70% of our loan portfolio. Commercial loans are generally considered by management as having greater risk than other categories of loans in our loan portfolio. We believe that the real estate collateral securing our commercial real estate loans reduces the risk of loss inherently present in commercial loans.

At December 31, 2011, our consumer loan portfolio consisted primarily of lines of credit and installment loans secured by automobiles and other consumer goods. We believe that the risk associated with these types of loans has been adequately provided for in the loan loss allowance.

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

The allowance for loan losses is established through a provision for loan losses charged to expenses. Loans are to be charged off against the allowance when management believes the collectability of principal is unlikely. In addition, loss experience will be monitored in establishing the provision. During the year ended December 31, 2011, $3,239,000 in loans were charged off against the allowance for loan losses.

Deposit Activities

Deposits are the major source of the Bank’s funds for lending and other investment activities. The Bank considers the majority of its regular savings, demand, NOW and money market deposit accounts to be core deposits. These accounts comprised approximately 48% of the Bank’s total deposits at December 31, 2011. Approximately 52% of the Bank’s deposits at December 31, 2011 were time deposits. Generally, the Bank attempts to maintain the rates paid on its deposits at a competitive level. Time deposits of $100,000 and over made up approximately 16% of the Bank’s total deposits at December 31, 2011. The majority of the deposits of the Bank are generated from Alachua and Marion County.

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

With respect to the Bank’s investment portfolio, the Bank’s total portfolio may be invested in U.S. Treasury and general obligations of its agencies and bank-qualified municipal securities because such securities generally represent a minimal investment risk. Occasionally, the Bank may purchase certificates of deposit of national and state banks. Mortgage-backed securities generally have a shorter life than the stated maturity. Federal funds sold are the excess cash the Bank has available over and above daily cash needs. This money is invested on an overnight basis with approved correspondent banks.

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

Supervision and Regulation

Banks and their holding companies, and many of their affiliates, are extensively regulated under both federal and state law. The following is a brief summary of certain statutes, rules, and regulations affecting the Company and the Bank. This summary is qualified in its entirety by reference to the particular statutory and regulatory provisions referred to below and are not intended to be an exhaustive description of the statutes or regulations applicable to the business of the Company and the Bank. Supervision, regulation, and examination of banks by regulatory agencies are intended primarily for the protection of depositors, rather than shareholders.

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

Capital Requirements. Bank regulatory agencies require financial institutions to maintain capital at adequate levels based on a percentage of assets and off balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers. Tier 1 capital consists of common shareholders’ equity, excluding the unrealized gain (loss) on available-for-sale securities, minus certain intangible assets. Tier 2 capital consists of the general allowance for credit losses except for certain limitations. An institution’s qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital. Bank holding companies and banks are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%, but all but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum. At December 31, 2011 the Bank met all capital requirements to which they were subject.

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

As of December 31, 2011, the Bank met the capital requirements of a “well capitalized” institution. Bank holding companies are not subject to “prompt corrective action” of FDICIA.

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

•

Mortgage loan origination and risk retention. The Dodd-Frank Act contains additional regulatory requirements that may affect our operations and result in increased compliance costs. For example, the Dodd-Frank Act imposes new standards for mortgage loan originations on all lenders, including banks and thrifts, in an effort to require steps to verify a borrower’s ability to repay. In addition, the Dodd-Frank Act generally requires lenders or securitizers to retain an economic interest in the credit risk relating to loans the lender sells or mortgage and other asset-backed securities that the securitizer issues. The risk retention requirement generally will be 5%, but could be increased or decreased by regulation.

•

Imposition of restrictions on certain activities. The Dodd-Frank Act requires new regulations for the over-the-counter derivatives market, including requirements for clearing, exchange trading, capital, margin, and reporting. Additionally, the Dodd-Frank Act requires that certain swaps and derivatives activities be “pushed out” of insured depository institutions and conducted in non-bank affiliates.

•

Expanded FDIC resolution authority. While insured depository institutions have long been subject to the FDIC’s resolution process, the Dodd-Frank Act creates a new mechanism for the FDIC to conduct the orderly liquidation of certain “covered financial companies,” including bank and thrift holding companies and systemically significant non-bank financial companies.

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

•

Deposit insurance. The Dodd-Frank Act makes permanent the general $250,000 deposit insurance limit for insured deposits. The Dodd-Frank Act also extends until December 31, 2012, federal deposit coverage for the full net amount held by depositors in non-interest bearing transaction accounts.

•

Transactions with affiliates and insiders. The Dodd-Frank Act generally enhances the restrictions on transactions with affiliates under Section 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions.”

•	Enhanced lending limits. The Dodd-Frank Act strengthens the existing limits on a depository institution’s credit exposure to one borrower.

•

Corporate governance. The Dodd-Frank Act addresses many investor-protection, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies, including the Company. The Dodd-Frank Act (1) grants stockholders of U.S. publicly traded companies an advisory vote on executive compensation; (2) enhances independence requirements for compensation committee members; (3) requires companies listed on national securities exchanges to adopt incentive-based compensation clawback policies for executive officers; and (4) provides the SEC with authority to adopt proxy access rules that would allow stockholders of publicly traded companies to nominate candidates for election as a director and have those nominees included in a company’s proxy materials.

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

Employees

As of December 31, 2011, the Company and the Bank collectively had 76 full-time employees (including executive officers) and 13 part-time employees. The employees are not represented by a collective bargaining unit. The Company considers relations with employees to be good.

Item 1A.	Risk Factors

Not applicable

Item 1B.	Unresolved Staff Comments

Not applicable

Item 2.	Properties

The following table sets forth information on the Bank’s offices as of December 31, 2011.

Location	Facility Status

Headquarters & Main Office
One Northeast First Avenue
Ocala, Florida	Leased by Bank

Gainesville Branch Office
4373 Newberry Road
Gainesville, Florida	Owned by Bank

34th Street Branch Office
4200 SW 34th Street
Gainesville, Florida	Owned by Bank

Alachua Branch
16404 NW 174th Drive
Alachua, Florida	Owned by Bank

17th Street Branch Office
2510 SE Maricamp Road
Ocala, Florida	Owned by Bank

SR200 Branch Office
7605 SW SR200
Ocala, Florida	Owned by Bank

Gainesville Lending Origination Office
5532 NW 43rd St, Suite D
Gainesville, FL	Leased by Bank

Gainesville Lending Origination Office
4200 SW 34th Street
Gainesville, FL	Owned by Bank

Ocala Lending Origination Office
2226 E. Silver Springs Blvd
Ocala, FL	Leased by Bank

Ocala Lending Origination Office
7621 SW SR200
Ocala, FL	Leased by Bank

St. Augustine Lending Origination Office
2738 U.S. 1 S.
St. Augustine, FL	Leased by Bank

Jacksonville Origination Office
13500 Sutton Park Drive South, Suite 102
Jacksonville, FL	Leased by Bank

Ponte Vedra Lending Origination Office
115-B Solana Road
Ponte Vedra Beach, FL	Leased by Bank

Mount Dora Lending Origination Office
17521 US Hwy 441 Ste. 30
Mount Dora, FL	Leased by Bank

None of these properties are encumbered by any liens or mortgages. Other than in the ordinary course of the Bank’s lending and investment business, the Company does not invest in real estate or real estate mortgages. Such activities are described in “Description of Business” and “Management’s Discussion and Analysis.”

Item 3.	Legal Proceedings

As of December 31, 2011, neither the Company nor the Bank was a party to any material legal proceedings.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Common Stock

There is no public market for the Common Stock and only isolated, privately negotiated sales of Common Stock have occurred since the Bank opened for business in February 2005, and AFSI became a bank holding company by acquiring the Bank on November 16, 2005. There is no established public trading market for the Common Stock and, historically, the shares of Common Stock have been inactively traded. Management of the Company is aware of certain transactions in its Common Stock, although the trading prices and number of shares transferred in all transactions are not known. The last known trade occurred at $5.00 per share. On December 31, 2011, AFSI had approximately 640 shareholders of record.

Neither the Bank nor AFSI has paid any cash dividends on shares of their Common Stock. AFSI does not intend to pay dividends for the foreseeable future. If at any time the Board of Directors of AFSI determines to pay dividends, such payment will depend upon several factors including AFSI’s earnings, financial condition and capital needs, the impact of legislation and regulations as then in effect or as may be proposed, economic conditions, and such other factors as the Board may deem relevant. Further, dividend payments by AFSI are restricted by statute. AFSI’s ability to make dividend payments also is subject to AFSI and the Bank meeting on a continuing basis all of their capital requirements and achieving and continuing profitable operations. There can be no assurance that future capital or earnings of the Bank will support dividend payments. No assurance can be given that dividends will be paid or, if paid, what the amount of dividends will be or whether such dividends, once paid, will continue. We are currently prohibited from paying dividends without the approval of the Federal Reserve, as described on page 4, under the heading “Regulatory Matters.” As a result, we did not pay dividends on our Series A or Series B Preferred stock in February, 2012.

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

AFSI repurchased 20,000 shares of its common stock from the Bank in 2011. The Bank had taken title to the shares when it foreclosed on a lien on such shares which secured a loan made by the Bank.

The following table sets forth information about the number of shares reserved for issuance under the 2005 Stock Plan as of December 31, 2011.

	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance
Plans approved by security holders	243,953	$10.12	127,512
Equity compensation plans not approved by security holders	0	$00.00	0

Total	243,953	$10.12	127,512

Item 6.	Selected Financial Data

Not Applicable

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

SELECTED FINANCIAL DATA

The following table presents selected financial data for the Company. The data for the years 2009, 2010 and 2011 is derived from audited financial statements of the Company. The selected financial data should be read in conjunction with, and are qualified in their entirety by, the consolidated financial statements and the notes thereto and the other information included elsewhere herein.

SELECTED CONSOLIDATED FINANCIAL DATA AT DECEMBER 31, OR FOR THE YEAR THEN ENDED

($ in thousands, except per share amounts)	2011	2010	2009

Total assets	$284,516	302,990	310,583
Loans, net	194,274	213,069	228,355
Cash and cash equivalents	5,077	6,404	22,098
Securities-Available for Sale	50,216	49,304	31,282
Deposits	241,228	251,344	249,989
Borrowed funds	17,754	24,054	28,633
Stockholders’ equity	24,257	26,634	30,706

Interest income	$12,460	13,968	14,261
Interest expense	3,687	5,030	6,732
Net interest income	8,773	8,938	7,529
Provision for loan losses	4,460	6,635	1,012
Net interest income after provision for loan losses	4,313	2,303	6,517
Noninterest income	2,457	2,480	1,522
Noninterest expense	11,209	9,792	7,975
(Loss) earnings before income tax (benefit) expense	(4,439)	(5,009)	64
Income tax (benefit) expense	(1,653)	(1,849)	57
Net (loss) earnings	(2,786)	(3,160)	7
Basic and diluted (loss) per common share	(1.21)	(1.35)	(.15)

SELECTED CONSOLIDATED FINANCIAL RATIOS AND OTHER DATA:

	2011	2010	2009

Return on average assets	(0.92)%	(1.01)%	0.00%
Return on average equity	(10.70)%	(10.98)%	0.02%
Dividend payout ratio	N/A	N/A	N/A
Average equity to average assets	8.59%	9.16%	10.56%
Total equity to total assets	8.53%	8.79%	9.89%
Yield on average earning assets (1)	4.58%	4.86%	5.35%
Net interest margin	3.23%	3.11%	2.83%
Nonperforming assets to total assets	3.86%	4.02%	1.42%
Nonperforming loans to total loans (2)	3.33%	2.74%	1.21%
Allowance for loan losses to gross loans	2.70%	1.90%	1.31%
Noninterest expenses to average assets	3.70%	3.12%	2.75%
Operating efficiency ratio (3)	99.81%	85.76%	88.11%
Net interest income to noninterest expenses	78.27%	91.28%	94.41%
Total common shares outstanding	2,633,208	2,653,208	2,653,208
Book value per common share outstanding	$6.67	$7.54	$9.10
Number of banking offices (all full-service)	6	6	6

(1)	Reflects interest income as a percent of average interest earning assets.
(2)	Non-performing loans consist of nonaccrual loans and accruing loans contractually past due ninety days or more.
(3)	Noninterest expense divided by the sum of net interest income plus noninterest income.

General

AFSI was incorporated on August 16, 2005 for the purpose of operating as a one-bank holding company. AFSI currently owns 100% of the outstanding shares of the Bank and North Central Florida Developers Corporation, (collectively, the “Company”). The Bank is a Florida-chartered commercial bank which opened for business on February 28, 2005. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation. The Bank provides community banking services to business and individuals from its banking offices located in Ocala, Gainesville and Alachua, Florida. North Central Florida Developers Corporation was formed in 2008 with the purpose of holding loans or assets that might require a longer-term hold in order to realize full economic value.

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

As of December 31, 2011, the Bank had grown to approximately $285 million in total assets, $241 million in deposits, and $194 million in portfolio net loans and $10 million in loans held for sale. The Bank attributes its successful growth to its location in a dynamic growth area and its focus on its targeted market.

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

Lending Activities

The Bank’s loans are concentrated in commercial and real estate loans. A majority of the Bank’s loans are made on a secured basis, and, as of December 31, 2011, approximately 87% of the loan portfolio consisted of loans secured by first or second mortgages on residential or commercial real estate.

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

For additional information regarding the Bank’s loan portfolio, see “Page 29 Loan Portfolio” and “Page 5 Lending Activities” and footnote 3 to the consolidated financial statements.

Liquidity

Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw their funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. In the ordinary course of business, the Bank’s cash flows are generated from deposits, interest and fee income, as well as from loan repayments and the sale, repayments or maturity of securities available-for-sale. In addition to cash and due from banks, the Bank considers all securities available-for-sale and federal funds sold as primary sources of asset liquidity. Many factors affect the ability to accomplish these liquidity objectives successfully, including the economic environment, the asset/liability mix within the balance sheet, as well as the Bank’s reputation in the community. The Bank’s principal sources of funds are net increases in deposits, principal and interest payments on loans and proceeds from sales, calls and maturities of securities. The Bank used its capital resources primarily to fund existing and continuing loan commitments and to purchase securities. At December 31, 2011, the Bank had commitments to originate loans totaling $770,000 and had issued standby letters of credit of $97,000. At December 31, 2011, the Bank also had commitments to extend credit under the undisbursed portion of outstanding lines of credit of $14 million. Scheduled maturities of certificates of deposit during the twelve months following December 31, 2011, totaled $90 million. Management believes that the Bank has adequate resources to fund all its commitments, that substantially all of its existing commitments will be funded in the subsequent twelve months and, if so desired, that it can adjust the rates on certificates of deposit and other deposit accounts to retain deposits in a changing interest rate environment.

Capital Resources, Commitments and Capital Requirements

The Company’s principal sources of funds are those generated by the Bank, including net increases in deposits and other borrowings, principal and interest payments on loans, and proceeds from maturities of investment securities.

The Company uses its capital resources principally to fund existing and continuing loan commitments and to purchase investment securities. Off-balance sheet commitments to extend credit, which amounted to $770,000 at December 31, 2011, represent legally binding agreements to lend to customers with fixed expiration dates or other termination clauses. Since many commitments are expected to expire without being funded, committed amounts do not necessarily represent future cash requirements.

The following table summarizes the Company’s contractual obligations, including certain on-balance sheet and off-balance sheet obligations, at December 31, 2011 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-2 Years	3-5 Years	More Than 5 Years

Time deposit maturities	$124,872	89,758	23,783	11,331	0
FHLB advances	16,000	0	3,000	0	13,000
Other borrowings	1,754	1,754	0	0	0
Loan commitments	770	770	0	0	0
Standby letters of credit	97	97	0	0	0
Undisbursed line of credit loans	14,341	10,050	508	47	3,736

Total	$157,834	102,429	27,291	11,378	16,736

Management believes that the Company has adequate resources to fund all its commitments and that the Company can adjust the rates and terms on time deposits and other deposit accounts to retain or obtain new deposits in a changing interest rate environment.

The Company’s stockholders’ equity was $24 million at December 31, 2011, 8.5% of total assets.

The federal banking regulatory authorities have adopted certain “prompt corrective action” rules with respect to depository institutions. The rules establish five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” The various federal banking regulatory agencies have adopted regulations to implement the capital rules by, among other things, defining the relevant capital measures for the five capital categories. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a Tier 1 leverage ratio of 5% or greater and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level. At December 31, 2011, the Bank met the capital ratios of a “well capitalized” financial institution with a total risk-based capital ratio of 10.16% Tier 1 risk-based capital ratio of 8.89%, and a Tier 1 leverage ratio of 6.49%. Depository institutions which fall below the “adequately capitalized” category generally are prohibited from making any capital distribution, are subject to growth limitations, and are required to submit a capital restoration plan.

There are a number of requirements and restrictions that may be imposed on institutions treated as “significantly undercapitalized” and, if the institution is “critically undercapitalized,” the banking regulatory agencies have the right to appoint a receiver or conservator.

The following table summarizes the regulatory capital levels and ratios for the Bank:

	Actual Bank Ratios	Regulatory Requirement For Well Capitalized Bank
At December 31, 2011:
Total capital to risk-weighted assets	10.16%	10.00%
Tier I capital to risk-weighted assets	8.89%	6.00%
Tier I capital to average assets - leverage ratio	6.49%	5.00%

Loan Portfolio

A significant source of the Bank’s income is the interest earned on its loan portfolio. At December 31, 2011, the Bank’s total assets were $285 million and its net loans receivable were $194 million or 68% of total assets.

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

The composition of the Bank’s loan portfolio was as follows ($ in thousands):

	December 31,
	2011		2010
	Amount	% of Total	Amount	% of Total

Commercial real estate	$119,244	59.8%	$131,503	60.7%
Residential real estate and home equity	46,774	23.4%	52,431	24.2%
Construction	6,520	3.3%	4,819	2.2%
Commercial	19,489	9.8%	20,587	9.5%
Consumer	7,284	3.7%	7,471	3.4%

Total loans	199,311	100.0%	216,811	100.0%

Less: Allowance for loan losses	(5,397)		(4,115)
Deferred loan costs, net	360		373

Loans receivable, net	$194,274		$213,069

	December 31,
	2009		2008		2007
	Amount	% of Total	Amount	% of Total	Amount	% of Total

Commercial real estate	$144,190	62.4%	$102,788	50.1%	$80,652	49.1%
Residential real estate and home equity	40,937	17.7%	34,286	16.7%	27,440	16.7%
Construction	15,400	6.7%	45,569	22.2%	39,722	24.2%
Commercial	22,406	9.7%	19,635	9.6%	13,889	8.4%
Consumer	8,070	3.5%	2,928	1.4%	2,699	1.6%

Total loans	231,003	100.0%	205,206	100.0%	164,402	100.0%

Less: Allowance for loan losses	(3,035)		(2,714)		(2,046)
Deferred loan costs, net	387		300		351

Loans receivable, net	$228,355		$202,792		$162,707

Maturities of Loans. The following table shows the contractual maturities of the Bank’s loan portfolio at December 31, 2011. Loans with scheduled maturities (based on only contract term) are reported in the maturity category in which the payment is due. Demand loans with no stated maturity and overdrafts, if any, are reported in the “due one year or less” category. Loans that have adjustable rates are shown as amortizing to final maturity rather than when the interest rates are next subject to change. The table does not include prepayment or scheduled principal repayments (in thousands):

Type of Loan	Due in 1 Year or Less	Due After 1 to 5 Years	Due After 5 Years	Total

Commercial Real Estate	$43,493	62,582	13,169	119,244
Residential Real Estate and Home Equity	2,045	8,305	36,424	46,774
Construction	2,221	487	3,812	6,520
Commercial	5,319	9,035	5,135	19,489
Consumer	3,359	3,559	366	7,284

Total	$56,437	83,968	58,906	199,311

For the above loans due after one year or more, the following is a presentation of an analysis of sensitivities to changes in interest rates at December 31, 2011 (in thousands):

Type of Loan	Fixed Interest Rate	Floating Interest Rate	Total

Commercial Real Estate	$29,033	46,718	75,751
Residential Real Estate and Home Equity	13,067	31,662	44,729
Construction	941	3,358	4,299
Commercial	2,977	11,193	14,170
Consumer	3,649	276	3,925

Total	$49,667	93,207	142,874

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

	At December 31,
	2011	2010	2009	2008	2007
Non-accrual loans:
Commercial real estate	$4,887	4,703	363	272	—
Commercial	65	158	—	—	—
Construction and land development	1,368	—	1,724	781	—
Residential	121	782	755	444	—
Home equity	0	—	—	—	—
Consumer	27	189	—	—	—

Total non-accrual loans	$6,468	5,832	2,842	1,497	—

Accruing loans over 90 days delinquent:
Commercial real estate	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer	—	—	—	—	—

Total accruing loans over 90 days delinquent	—	—	—	—	—

Total non-performing loans	$6,468	5,832	2,842	1,497	—

Foreclosed assets	4,523	6,359	1,583	651	—

Total non-performing loans and foreclosed assets	$10,991	12,191	4,425	2,148	—

Total non-performing loans as a percentage of total loans	3.25%	2.69%	1.23%	0.73%	—

Total non-performing loans as a percentage of total assets	2.27%	1.92%	0.92%	0.58%	—

Total accruing loans over 90 days delinquent as a percentage of total assets	—	—	—	—	—

Restructured troubled debt	$9,622	8,679	1,836	3,085	—

Loan Quality

Management seeks to maintain a high quality of loans through sound underwriting and lending practices. As of December 31, 2011, approximately 87% of the total loan portfolio was collateralized by commercial and residential real estate mortgages. The level of non-performing loans and real estate owned also is relevant to the credit quality of a loan portfolio. As of December 31, 2011, there was $6,468,000 in non-performing loans (those 90 days or more past due).

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

Loan concentrations are defined as amounts loaned to a number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. The Bank, on a routine basis, monitors these concentrations in order to consider adjustments in its lending practices to reflect economic conditions, loan to deposit ratios, and industry trends. As of December 31, 2011, loans collateralized with mortgages on real estate represented 87% of the loan portfolio and were to borrowers in varying activities and businesses.

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

Real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned (“OREO”). OREO properties are recorded at the lower of cost or fair value less estimated selling costs, and the estimated loss, if any, is charged to the allowance for credit losses at the time it is transferred to OREO. Further write-downs in OREO are recorded at the time management believes additional deterioration in value has occurred and are charged to noninterest expense. As of December 31, 2011, the Company had OREO totaling $4,523,000.

Accounting standards require the Bank to identify loans, for which the Bank probably will not receive full repayment of principal and interest, as impaired loans. The Statements require that impaired loans be valued at the present value of expected future cash flows, discounted at the loan’s effective interest rate, or at the observable market price of the loan, or the fair value of the underlying collateral if the loan is collateral dependent. The Bank has implemented the Statements by including in its quarterly review of the adequacy of the allowance for credit losses, to also identify and value impaired loans in accordance with guidance in the Statements. Loans totaling $13,790,000 were deemed to be impaired under the Bank’s policy at December 31, 2011.

At December 31, 2011, the Bank had no accruing loans which were contractually past due 90 days or more as to principal and interest and $9,622,000 in troubled debt restructurings.

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

When calculating the appropriate allowance for loan losses and when collectively evaluating loans for impairment, three years of historical loss information is used and adjusted according to qualitative factors that include changes in lending policies and procedures, changes in international, national, regional and local economic and business conditions and developments that affect the collectability of the portfolio, changes in the nature and volume of the portfolio and in the terms of loans, changes in the experience, ability, and depth of lending management and other relevant staff, changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified or graded loans, changes in the quality of the institution’s loan review system, changes in the value of underlying collateral for collateral-dependent loans, the existence and effect of any concentrations of credit, and changes in the level of such concentrations, and the effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the institution’s existing portfolio.

When loans deteriorate causing an additional risk, the appropriate historical loss factor used in the allowance for loan losses calculation may be increased to provide for an increased loan loss provision and increased allowance for loan losses accordingly.

During 2011, Nonaccrual loans changed from $5,832,000 as of December 31, 2010 to $6,468,000 as of December 31, 2011. Other real estate owned changed from $6,359,000 to $4,523,000 during the same period. In 2011, charge-offs totaled $3,239,000 versus $5,816,000 in 2010. Provision for loan losses was $4,460,000 in 2011 and $6,635,000 in 2010. The allowance for loan losses totaled approximately $5,397,000, or 2.70% of total loans at December 31, 2011 and $4,115,000, or 1.89% of total loans at December 31, 2010.

Loans graded Substandard decreased from $20,343,000 at December 31, 2010 to $15,851,000 at December 31, 2011, a decrease of 22%. Past due loans decreased from $7,409,000 at December 31, 2010 to $4,951,000 during the same period.

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

Considering the nature of the Bank’s loan portfolio, management believes that the allowance for loan losses at December 31, 2011, was adequate.

The Bank’s allowance for loan losses was allocated using historical loss experience, environmental qualitative factors, and specific reserves for impaired loans based on management’s best estimate of the fair value of collateral securing these loans or based on projected future cash flows from the sale of the underlying collateral and payments from borrowers and guarantors. The allowance was allocated as follows (in thousands):

	At December 31,
	2011		2010
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
At the end of year allocated to:

Commercial	$437	9.8%	$427	9.5%
Commercial real estate	3,398	59.8%	2,367	60.7%
Residential real estate and home equity	623	23.4%	1,094	24.2%
Construction	611	3.3%	23	2.2%
Consumer	328	3.7%	204	3.4%

Total	$5,397	100.0%	$4,115	100.0%

	At December 31,
	2009		2008		2007
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
At the end of year allocated to:

Commercial	$263	9.7%	$201	9.6%	$208	8.4%
Commercial real estate	2,289	62.4%	1,627	50.1%	1,060	49.1%
Residential real estate and home equity	208	17.7%	206	16.7%	139	16.7%
Construction	221	6.7%	624	22.2%	593	24.2%
Consumer	54	3.5%	56	1.4%	46	1.6%

Total	$3,035	100.0%	$2,714	100.0%	$2,046	100.0%

The following table sets forth certain information with respect to activity in our allowance for loan losses during the years indicated (dollars in thousands):

	At December 31,
	2011	2010	2009	2008	2007
Allowance at beginning of year	$4,115	3,035	2,714	2,046	1,345

Charge-offs:
Commercial real estate	$1,212	3,650	339	—	—
Commercial	154	1,014	—	—	—
Construction	—	15	—	371	—
Residential	836	314	307	76	—
Home equity	717	769	—	—	—
Consumer	320	54	46	—	—

Total charge-offs	$3,239	5,816	692	447	—

Recoveries:
Commercial real estate	7	222	—	—	—
Commercial	—	2	—	—	—
Residential	52	35
Consumer	2	2	1	—	—

Total recoveries	$61	261	1	—	—

Provision for loan losses charged to operations	4,460	6,635	1,012	1,115	701

Allowance at end of year	$5,397	4,115	3,035	2,714	2,046

Ratio of net charge-offs during the year to Average loans outstanding during the year	1.54%	2.46%	0.31%	0.24%	—

Allowance for loan losses as a percentage Of total loans at end of year	2.70%	1.90%	1.31%	1.32%	1.24%

Allowance for loan losses as a percentage of non-performing loans	83.44%	70.56%	106.79%	181.30%	—

Investment Securities

At December 31, 2011 the Bank’s investment portfolio has been classified as Available-for-Sale with no securities classified as Held-to-Maturity. The following table sets forth the carrying amount of the Bank’s investment portfolio ($ in thousands):

	At December 31,
	2011	2010	2009
Available for Sale:
Mortgage-backed securities Corporate Bonds	$47,164 1,993	49,304 —	30,277 —
U.S. Government agency securities	1,059	—	1,005

Total securities available for sale	$50,216	49,304	31,282

Federal Home Loan Bank stock	$1,266	1,409	1,499
Federal funds sold	—	3,015	11,925
Interest-earning deposits	224	262	285
Interest-bearing time deposits in banks	$—	—	8,182

All mortgage-backed securities are government sponsored entity (GSE) issued.

The carrying amount and weighted average yields for investments at December 31, 2011 are shown below ($ in thousands):

Maturing In	Mortgage- Backed	U.S. Government Agency Securities	Corporate Bonds	Total	Weighted- Average Yields (1)

Due in 5 to 10 years	$—	—	1,993	1,993	4.28%
Due after 10 years	—	1,059	—	1,059	2.12%
Mortgage-backed securities	47,164	—	—	47,164	2.60%

Total	$47,164	1,059	1,993	50,216	2.64%

(1)	All securities are listed at actual yield and not on a tax equivalent basis. No securities are tax exempt.

Deposit Activities

Deposits are the major source of the Bank’s funds for lending and other investment purposes. Deposits are attracted principally from within the Bank’s primary market area through the offering of a broad variety of deposit instruments including checking accounts, money market accounts, regular savings accounts, term certificate accounts (including “jumbo” certificates in denominations of $100,000 or more) and retirement savings plans. The distribution by type of the Bank’s deposit accounts was as follows ($ in thousands):

	December 31,
	2011		2010		2009
	Amount	% of Deposits	Amount	% of Deposits	Amount	% of Deposits
Noninterest-bearing deposits	$31,038	12.9%	$26,778	10.7%	$18,136	7.3%
Money-market accounts	38,879	16.1	37,693	15.0	38,540	15.4
NOW	13,106	5.4	6,868	2.7	9,036	3.6
Savings	33,333	13.8	31,915	12.7	25,961	10.4

Subtotal	116,356	48.2	103,254	41.1	91,673	36.7

Time deposits:
0.00-0.99%	33,002	13.7	18,313	7.3	338	.1
1.00-1.99%	51,330	21.3	78,497	31.2	67,074	26.8
2.00-2.99%	29,492	12.2	36,484	14.5	62,893	25.2
3.00-3.99%	8,439	3.5	8,820	3.5	14,566	5.8
4.00-4.99%	457	0.2	1,157	0.5	4,283	1.7
5.00-5.99%	2,152	0.9	4,819	1.9	9,162	3.7
6.00-6.99%	—	—	—	—	—	—

Total time deposits	124,872	51.8	148,090	58.9	158,316	63.3

Total deposits	$241,228	100.0%	$251,344	100.0%	$249,989	100.0%

Maturity terms, service fees and withdrawal penalties are established by the Bank on a periodic basis. The determination of rates and terms is predicated on funds acquisition and liquidity requirements, rates paid by competitors, growth goals and federal regulations.

FDIC regulations limit the ability of certain insured depository institutions to accept, renew, or rollover deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions having the same type of charter in such depository institutions’ normal market area. Under these regulations, “well capitalized” depository institutions may accept, renew, or roll over deposits at such rates without restriction, “adequately capitalized” depository institutions may accept, renew or roll over deposits at such rates with a waiver from the FDIC (subject to certain restrictions on payments of rates), and “undercapitalized” depository institutions may not accept, renew or roll over deposits at such rates. The regulations contemplate that the definitions of “well capitalized,” “adequately capitalized” and “undercapitalized” will be the same as the definitions adopted by the agencies to implement the prompt corrective action provisions of applicable law (see “Supervision, Regulation and Governmental Policy – Capital Requirements”). As of December 31, 2011, the Bank met the definition of a “well capitalized” depository institution.

The Bank does not have a concentration of deposits from any one source, the loss of which would have a material adverse effect on the Bank. Management believes that substantially all of the Bank’s depositors are residents in its primary market area.

The Company also utilizes customer funds in the CDARS program, which allows customers to obtain full FDIC insurance and has the Bank offer offsetting certificates of deposit in participating banks. These deposits from other banks count as brokered deposits and totaled $3.8 million as of December 31, 2011.

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

As of December 31, 2011, time deposits of $100,000 and over mature as follows (in thousands):

Due in three months or less	$9,364
Due from three months to six months	8,126
Due from six months to one year	10,794
Due over one year	9,883

Total	$38,167

Borrowings

The Company has entered into short-term borrowing arrangements with customers consisting of securities sold under repurchase agreements. The agreements are on a demand basis and call for the payment of interest based on the federal funds rate.

The following summarizes these borrowings ($ in thousands):

	At December 31,
	2011	2010	2009
Balance outstanding at year-end	$1,754	$3,054	$7,633
Average balance outstanding during the year	2,912	4,132	7,141
Average interest rate paid	0.44%	0.51%	0.48%
Maximum amount outstanding at any month-end during year	4,473	5,410	10,450

The Bank has available short term fed funds lines to meet short term liquidity needs. A line of $5,000,000 is available with the Independent Bankers Bank of Florida, $3,000,000 is available with The Independent BankersBank and $3,000,000 is available with BBVA Compass Bank. No balances were outstanding on these lines at December 31, 2011.

The Bank also has an agreement with the Federal Home Loan Bank of Atlanta and pledges its loan portfolio as collateral. There were four advances outstanding at December 31, 2011. The maturity and interest rate of the Federal Home Loan Bank (“FHLB”) advances are as follows at December 31, 2011 ($ in thousands):

Advance	Maturity	Interest Rate	Amount
5/23/06	2016	4.47%	$5,000
8/30/06	2016	4.71%	3,000
5/18/07	2017	4.22%	5,000
1/20/11	2012	0.35%	3,000

			$16,000

One advance with a 2016 maturity date and interest rate of 4.47% has a call feature benefiting the issuer with a call date of February 23, 2012. The advance with a 2017 maturity date has a call feature benefiting the issuer with a call date of February 21, 2012.

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

	December 31,
	2011			2010			2009
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate

Interest-earning assets:
Loans	$206,774	$11,161	5.40%	$226,245	$12,668	5.60%	$219,392	$12,921	5.89%
Securities	48,490	1,279	2.64%	40,817	1,240	3.04%	22,219	844	3.80%
Other(1)	16,606	20	0.12%	20,380	60	0.29%	24,705	496	2.01%

Total interest-earning assets	$271,870	$12,460	4.58%	$287,442	$13,968	4.86%	$266,316	$14,261	5.35%

Noninterest-earning assets	31,200			26,875			23,897

Total Assets	$303,070			$314,317			$290,213

Interest-bearing liabilities:
Savings, NOW and MMKT	85,479	598	0.70%	73,087	846	1.16%	58,234	409	0.70%
Time Deposits <$100,000	97,246	1,612	1.66%	109,746	2,322	2.12%	103,760	3,871	3.73%
Time Deposits >=$100,000	43,442	836	1.92%	52,254	1,166	2.23%	49,407	1,636	3.31%

Deposits	226,167	3,046	1.35%	235,087	4,334	1.84%	211,401	5,916	2.80%

Other borrowings	20,597	641	3.11%	24,054	696	2.89%	28,347	816	2.88%

Total interest-bearing liabilities	246,764	3,687	1.49%	259,141	5,030	1.94%	239,748	6,732	2.81%

Capitalized interest		—			—			—

Net interest expense		3,687			5,030			6,732

Noninterest-bearing deposits	29,170			23,699			18,135
Noninterest bearing liabilities	1,109			2,690			1,685
Stockholder’s equity	26,027			28,787			30,645

Total liabilities and stockholder’s equity	$303,070			$314,317			$290,213

Net earning assets	$25,106			$28,301			$26,568

Net Interest income		$8,773			$8,938			$7,529

Interest-rate spread			3.09%			2.92%			2.54%

Net interest margin(2)			3.23%			3.11%			2.83%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.10			1.11			1.11

(1)	Other interest-earning assets included Federal funds sold and Federal Home Loan Bank stock.
(2)	Net interest margin is net interest income divided by total interest-earning assets.

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

	Rate	Volume	Rate/Volume	Total
	(In thousands)
Year Ended December 31, 2011 vs. 2010:
Interest-earning assets:
Loans	$(456)	(1,090)	39	(1,507)
Securities	(163)	233	(31)	39
Other interest earning assets	(36)	(11)	7	(40)

Total	(655)	(868)	15	(1,508)

Interest-bearing liabilities:
Deposits
Savings, demand, money-market and NOW deposits	(335)	143	(57)	(249)
Time deposits	(668)	(459)	88	(1,039)
Other borrowings	53	(100)	(8)	(55)

Total	(950)	(416)	23	(1,343)

Net change in net interest income	$295	(452)	(8)	(165)

	Rate	Volume	Rate/Volume	Total
	(In thousands)
Year Ended December 31, 2010 vs. 2009:
Interest-earning assets:
Loans	$(637)	404	(20)	(253)
Securities	(169)	706	(141)	396
Other interest earning assets	(423)	(87)	74	(436)

Total	(1,229)	1,023	(87)	(293)

Interest-bearing liabilities:
Deposits
Savings, demand, money-market and NOW deposits	265	104	68	437
Time deposits	(2,209)	317	(127)	(2,019)
Other borrowings	4	(123)	(1)	(120)

Total	(1,940)	298	(60)	(1,702)

Net change in net interest income	$711	725	(27)	1,409

Comparison of the years ended December 31, 2011 and 2010

General Operating Results. Net loss available to common shareholders for the twelve month period ended December 31, 2011 was $3.2 million or $1.21 per basic and diluted share, compared to a net loss of $3.6 million or $1.35 per basic and diluted share for 2010. The $374,000 decrease in net loss resulted primarily from a $1.4 million increase in noninterest expenses, offset by a decrease in provision for loan losses of $2.2 million and a $1.3 million decrease in interest expense.

Interest Income. Interest income decreased $1.5 million to $12.5 million for the year ended December 31, 2011 compared to $14.0 million in interest income for the year ended December 31, 2010. The decrease was due to a decrease in the average yield earned on interest earning assets from 4.86% for the year ended December 31, 2010 to 4.58% for the year ended December 31, 2011, and a $15.6 million decrease in average interest earning assets outstanding during 2011 compared to 2010.

Interest Expense. Interest expense decreased $1.3 million from $5.0 million for the year ended December 31, 2010, to $3.7 million for the year ended December 31, 2011. The decrease was primarily due to a decrease in the average cost of interest bearing liabilities from 1.94% for the year ended December 31, 2010, to 1.49% for 2011, and a $12.4 million decrease in average interest bearing liabilities outstanding during 2011 compared to 2010.

Provision for Loan Losses. The provision for loan losses is charged to operations to increase the total loan loss allowance to a level deemed appropriate by management. The provision is based upon the volume and type of lending conducted by the Company, industry standards, general economic conditions, particularly as they relate to the Company’s market area, and other factors related to the collectibility of the Company’s loan portfolio. The Company recorded provisions for loan losses for the years ended December 31, 2011 and 2010 of $4.5 million and $6.6 million, respectively. Management believes that the allowance for loan losses, which was $5.4 million or 2.70% of gross loans at December 31, 2011, is adequate.

NonInterest Income. Noninterest income decreased $23,000 during 2011 to $2.46 million, compared to $2.48 million in 2010. The decrease was primarily due to a decrease of $478,000 in net gain on sales of securities, partially offset by an increase of $362,000 in net gain on sale of loans held for sale and an $86,000 increase in other income.

NonInterest Expense. Noninterest expenses increased by $1.4 million from $9.8 million for the twelve month period ended December 31, 2010 to $11.2 million for 2011. The increase was primarily due to increases of $565,000 in salaries and employee benefits, $92,000 in occupancy and equipment expense and $774,000 in other real estate owned expense.

Income Taxes. The income tax benefit was $1.7 million for the year ended December 31, 2011 compared to $1.8 million for 2010.

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

Currently the Company has not entered into any interest rate swaps or similar hedging instruments in connection with its asset/liability management and the Company does not expect to use interest rate swaps in its operations. Further discussion on off-balance-sheet arrangements can be found in Note 10 of the Notes to Consolidated Financial Statements. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, unused lines of credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. The Company also did not have any significant interest rate lock commitments at December 31, 2011.

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

The following table sets forth certain information relating to the Company’s interest-earning assets and interest-bearing liabilities at December 31, 2011 that are estimated to mature or are scheduled to reprice within the period shown ($ in thousands):

	Under 3 Months	3 to 12 Months	1-5 Years	Over Five Years	Total
Interest-earning deposits	$224	—	—	—	224
Federal funds sold	—	—	—	—	—
Interest bearing time deposits in banks	—	—	—	—	—
Loans (1)	81,614	31,709	70,970	15,378	199,671
Securities (2)	1,059	—	1,019	49,404	51,482

Total rate-sensitive assets (earning assets)	$82,897	31,709	71,989	64,782	251,377

Money market (3)	18,847	9,423	9,423	—	37,693
Savings and NOW deposits (3)	19,391	19,392	—	—	38,783
Time deposits (3)	29,943	59,815	35,114	—	124,872
Other borrowings (4)	1,754	3,000	8,000	5,000	17,754

Total rate-sensitive liabilities	$69,935	91,630	52,537	5,000	219,102

Gap (re-pricing differences)	$12,962	(59,921)	19,452	59,782	32,275

Cumulative Gap	$12,962	(46,959)	(27,507)	32,275

Cumulative Gap/total assets	4.6%	(16.5)%	(9.7)%	11.3%

Cumulative Gap/total earning assets	5.2%	(18.7)%	(10.9)%	12.8%

Total assets					$284,516

Total earning assets					$251,377

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

The financial statements of the Company at December 31, 2011 and 2010 and for the years then ended are set forth in this Form 10-K as Exhibit 13.1.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.

Based on our assessment, management believes that, as of December 31, 2011, our internal control over financial reporting is effective based on those criteria.

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

As of December 31, 2011, the Bank had an aggregate total of $11,968,000 outstanding in loans and other extensions of credit to Affiliates. At December 31, 2011, the Bank had unsecured loans outstanding with aggregate outstanding balances of $5,069,677 of which $1,744,600 were to insiders. All such loans (both those to insiders and those to unaffiliated borrowers) were underwritten to the same policy standards and are due on demand. No insider received any preferential treatment with regard to interest rates, maturity, payment schedule or other features of the loans. All of the outstanding loans to directors and executive officers are performing pursuant to their terms.

The Bank leases a loan production office facility in Gainesville, Florida from Bosshardt Realty Services, Inc. Bosshardt Realty Services, Inc. is owned by director Carol R. Bosshardt. The total amount of lease payments paid during 2011 was approximately $13,600. The lease is ongoing but may be terminated by either party, with or without cause, upon ninety days advance written notice, or may be terminated at any time upon the mutual agreement of the Bank and Bosshardt Realty Services, Inc.

Information contained in the section captioned “Directors” and under “Election of Directors” in the Proxy statement, is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information contained in the section captioned “Ratification of the Appointment of the Independent Auditor for the Fiscal Year Ending December 31, 2011” in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as part of this report as Exhibit 13.1.

Consolidated Financial Statements of Alarion Financial Services, Inc. (including all required schedules):

1.	Independent Auditor’s Report;

2.	Consolidated Balance Sheets at December 31, 2011 and 2010;

3.	Consolidated Statements of Earnings, Stockholders’ Equity, and Statements of Cash Flows for years ended December 31, 2011 and 2010.

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

(a)	3.1	Articles of Incorporation

(a)	3.2	Bylaws

(b)	3.3	Articles of Amendment to the Articles of Incorporation authorizing the Series A Preferred Shares

(b)	3.4	Articles of Amendment to the Articles of Incorporation authorizing the Series B Preferred Shares

(a)	4.1	Specimen Common Stock Certificate

(a)	4.2	Warrant Plan and Specimen Warrant Plan

(b)	4.3	Form of Certificate for Series A Preferred Stock

(b)	4.4	Form of Certificate for Series B Preferred Stock

(c)	4.5	2005 Stock Plan

(a)	10.1	Employment Agreement with Jon M. Kurtz

(a)	10.2	Lease for Main Office

(b)	10.3	Letter Agreement, dated January 23, 2009 between AFSI and the United States Department of the Treasury

(b)	10.4	Form of Waiver

(b)	10.5	Form of Compliance Agreement

(b)	10.6	Securities Purchase Agreement – Standard Terms between the Company and the United States Department of the Treasury

(d)	10.8	Employment Agreement with Robert L. Page

	13.1	Financial Statements

(a)	14.1	Code of Ethics

(a)	21.1	Schedule of Subsidiaries

	31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

	31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

	32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	99.1	Certification of Chief Executive Officer to the United States Department of the Treasury

	99.2	Certification of Principal Financial Officer to the United States Department of the Treasury

	99.3	Letter to Shareholders

	101.INS	XBRL Instance Document

	101.SCH	XBRL Schema Document

	101.CAL	XBRL Calculation Linkbase Document

	101.DEF	XBRL Definition Linkbase Document

	101.LAB	XBRL Label Linkbase Document

	101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be duly signed on its behalf by the undersigned, thereunto duly authorized, in the City of Ocala, State of Florida, on the 28th day of March, 2012.

ALARION FINANCIAL SERVICES, INC.

/s/ Jon M. Kurtz
Jon M. Kurtz
Principal Executive Officer

/s/ Matthew Ivers
Matthew Ivers
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the 28th day of March, 2012:

/s/ Loralee W. Hutchinson	Chairperson of the Board
Loralee W. Hutchinson

/s/ Carol R. Bosshardt	Director
Carol R. Bosshardt

/s/ Gloria W. Fletcher	Director
Gloria W. Fletcher

/s/ Jon M. Kurtz	Principal Executive Officer, President and Director
Jon M. Kurtz

/s/ Ignacio L. Leon	Director
Ignacio L. Leon

/s/ Job E. White	Director
Job E. White

/s/ Tommy W. Williams, Jr.	Director
Tommy W. Williams, Jr.

Alarion Financial Services, Inc.

Form 10-K

For Fiscal Year Ending December 31, 2011

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

Exhibit No.	Exhibit

(a) 3.1	Articles of Incorporation

(a) 3.2	Bylaws

(b) 3.3	Articles of Amendment to the Articles of Incorporation authorizing the Series A Preferred Shares

(b) 3.4	Articles of Amendment to the Articles of Incorporation authorizing the Series B Preferred Shares

(a) 4.1	Specimen Common Stock Certificate

(a) 4.2	Warrant Plan and Specimen Warrant Plan

(b) 4.3	Form of Certificate for Series A Preferred Stock

(b) 4.4	Form of Certificate for Series B Preferred Stock

(c) 4.5	2005 Stock Plan

(a) 10.1	Employment Agreement with Jon M. Kurtz

(a) 10.2	Lease for Main Office

(b) 10.3	Letter Agreement, dated January 23, 2009 between AFSI and the United States Department of the Treasury

(b) 10.4	Form of Waiver

(b) 10.5	Form of Compliance Agreement

(b) 10.6	Securities Purchase Agreement – Standard Terms between the Company and the United States Department of the Treasury

(d) 10.7	Side Letter Agreement between the Company and the United States Department of the Treasury

(d) 10.8	Employment Agreement with Robert L. Page

13.1	Financial Statements

(a) 14.1	Code of Ethics

(a) 21.1	Schedule of Subsidiaries

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certification of Chief Executive Officer to the United States Department of the Treasury

99.2	Certification of Principal Financial Officer to the United States Department of the Treasury

99.3	Letter to Shareholders

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document