Form 10-Q
period 2012-03-31
Alarion Financial Services Inc
filed 2012-05-14
CIK 1353174

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common stock, par value $.01 per share	2,633,208 shares outstanding at May 14, 2012

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

($ in thousands, except per share amounts)

	At March 31, 2012	At December 31, 2011
	(unaudited)
Assets

Cash and due from banks	$4,367	4,853
Interest-earning deposits	248	224
Federal funds sold	460	—

Cash and cash equivalents	5,075	5,077

Securities available for sale	46,360	50,216
Loans, net of allowance for loan losses of $5,576 and $5,397	195,514	194,274
Loans held for sale	11,384	9,961
Accrued interest receivable	804	860
Premises and equipment, net	12,931	13,042
Other real estate owned, net	3,868	4,523
Federal Home Loan Bank stock, at cost	1,266	1,266
Deferred income taxes	4,337	4,511
Other assets	764	786

Total assets	$282,303	284,516

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing demand deposits	31,730	31,038
NOW, money-market and savings deposits	89,968	85,318
Time deposits less than $100,000	83,249	86,705
Time deposits greater than $100,000	35,054	38,167

Total deposits	240,001	241,228

Federal Home Loan Bank advances	13,000	16,000
Other borrowings	2,947	1,754
Accrued interest payable	329	342
Accrued expenses and other liabilities	1,486	935

Total liabilities	257,763	260,259

Stockholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized:
Preferred stock, Series A, $.01 par value; $1,000 liquidation value; 6,514 shares outstanding	—	—
Preferred stock, Series B, $.01 par value; $1,000 liquidation value; 326 shares outstanding	—	—
Additional paid-in capital, preferred	6,840	6,840
Preferred stock discount	(118)	(134)
Common stock, $.01 par value; 4,000,000 shares authorized, 2,633,208 shares issued and outstanding	26	26
Additional paid-in capital, common	26,595	26,595
Accumulated deficit	(9,095)	(9,271)
Accumulated other comprehensive income	292	201

Total stockholders’ equity	24,540	24,257

Total liabilities and stockholders’ equity	$282,303	284,516

See accompanying Notes to Condensed Consolidated Financial Statements.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDARIES

Condensed Consolidated Statements of Operations (Unaudited)

($ in thousands, except per share amounts)

	Three Months Ended March 31,
	2012	2011
Interest income:
Loans	$2,677	2,994
Securities	252	318
Other	3	4

Total interest income	2,932	3,316

Interest expense:
Deposits	593	858
Borrowings	149	168

Total interest expense	742	1,026

Net interest income	2,190	2,290

Provision for loan losses	300	525

Net interest income after provision for loan losses	1,890	1,765

Noninterest income:
Deposit account fees	87	93
Net gain on sale of securities	38	—
Net gain on sales of loans held for sale	582	234
Other	195	45

Total noninterest income	902	372

Noninterest expense:
Salaries and employee benefits	1,275	1,042
Occupancy and equipment	294	297
Data processing	185	136
Professional services	170	143
Advertising and promotion	50	40
Office supplies and printing	32	38
Other real estate owned expense	98	64
FDIC assessment	109	145
Other	269	253

Total noninterest expense	2,482	2,158

Earnings (loss) before income taxes (benefit)	310	(21)

Income taxes (benefit)	118	(4)

Net earnings (loss)	192	(17)

Preferred stock dividend requirements and accretion of preferred stock to par	105	105

Net earnings (loss) available to common shareholders	$87	(122)

Earnings (loss) per share – basic and diluted	$0.03	(0.05)

Weighted-average number of common shares outstanding, basic and diluted	2,633,208	2,653,208

Dividends per common share	$—	—

See accompanying Notes to Condensed Consolidated Financial Statements.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDARIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2012	2011

Net earnings (loss)	$192	(17)

Other comprehensive income:
Change in unrealized gain (loss) on investments:
Unrealized gain (loss) arising during the period	187	446
Reclassification adjustment for realized gains	(38)	—

Net change in unrealized gain (loss)	149	446

Deferred income taxes on above change	(58)	(167)

Total other comprehensive income	91	279

Comprehensive income	$283	262

See accompanying Notes to Condensed Consolidated Financial Statements.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

Three Months Ended March 31, 2012 and 2011

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

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited), Continued

Three Months Ended March 31, 2012 and 2011

($ in thousands)

	Preferred Stock						Common Stock				Accumulated
	Series A		Series B		Additional Paid-in				Additional Paid-In	Accumulated	Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Discount	Shares	Amount	Capital	Deficit	Income	Equity

Balance at December 31, 2011	6,514	$—	326	$—	6,840	(134)	2,633,208	$26	26,595	(9,271)	201	24,257

Net earnings (unaudited)	—	—	—	—	—	—	—	—	—	192	—	192

Net change in unrealized gain on securities available for sale, net of taxes of $58 (unaudited)	—	—	—	—	—	—	—	—	—	—	91	91

Series B preferred stock accretion of discount (unaudited)	—	—	—	—	—	16	—	—	—	(16)	—	—

Balance at March 31, 2012 (unaudited)	6,514	$—	326	$—	6,840	(118)	2,633,208	$26	26,595	(9,095)	292	24,540

See accompanying Notes to Condensed Consolidated Financial Statements.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net earnings (loss)	$192	(17)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Provision for loan losses	300	525
Share-based compensation	—	1
Depreciation and amortization	141	141
Gain on sale of loans held for sale	(582)	(234)
Loans originated for sale	(24,091)	(12,302)
Proceeds from loans sold	23,250	16,080
Deferred income tax benefit	116	(4)
Net amortization of deferred loan fees and costs	34	30
(Gain) loss on sale of other real estate owned	(33)	40
Provision for other real estate owned losses	99	—
Net (decrease) increase in accrued interest payable	(13)	11
Net decrease (increase) in accrued interest receivable	56	(13)
Net decrease in other assets	22	107
Net gain on sale of securities	(38)	—
Net increase in accrued expenses and other liabilities	551	520
Net amortization of premiums and discounts on securities available for sale	283	200

Net cash provided by operating activities	287	5,085

Cash flows from investing activities:
Purchase of securities available for sale	(8,741)	(2,115)
Proceeds from sales, principal repayments and maturities on securities available for sale	12,501	2,951
Net (increase) decrease in loans	(1,382)	1,268
Purchase of premises and equipment	(30)	(123)
Proceeds from sale of other real estate owned	397	570
Redemption of Federal Home Loan Bank stock	—	(135)

Net cash provided by investing activities	2,745	2,416

Cash flows from financing activities:
Net (decrease) increase in deposits	(1,227)	11,362
Net increase in other borrowings	1,193	1,400
Net (decrease) increase in Federal Home Loan Bank advances	(3,000)	1,000
Preferred stock dividend requirements and Series B stock accretion	—	(89)

Net cash (used in) provided by financing activities	(3,034)	13,673

Net (decrease) increase in cash and cash equivalents	(2)	21,174

Cash and cash equivalents at beginning of period	5,077	6,404

Cash and cash equivalents at end of period	$5,075	27,578

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$755	1,015

Income taxes	$—	—

Noncash transactions:
Accumulated other comprehensive income, net change in unrealized gain on securities available for sale, net of taxes	$91	279

Transfer of loans to other real estate owned	$126	91

Transfer of other real estate owned to loans	$318	—

See accompanying Notes to Condensed Consolidated Financial Statements.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation. In the opinion of the management of Alarion Financial Services, Inc. (the “Holding Company”), the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position at March 31, 2012 and the results of operations and cash flows for the three-month periods ended March 31, 2012 and 2011. The results of operations for the three-month period ended March 31, 2012, are not necessarily indicative of results that may be expected for the year ending December 31, 2012.

The Holding Company owns 100% of the common stock of Alarion Bank (the “Bank”) and North Central Florida Developers Corporation (“NCFDC”) (together the “Company”). The Holding Company’s primary activity is the operation of the Bank and NCFDC. The Bank is a state (Florida)-chartered commercial bank. The Bank offers a variety of banking and financial services to individual and corporate customers through its six banking offices located in Ocala and Gainesville, Florida. The deposit accounts of the Bank are insured up to the applicable limits by the Federal Deposit Insurance Corporation. NCFDC holds loans or assets that might require a longer than desirable holding period to realize reasonable or full economic value.

Recent Accounting Standards Update. In April 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-03 Transfers and Servicing: “Reconsideration of Effective Control for Repurchase Agreements,” which applies to all public entities that enter into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity. The amendments do not affect other transfers of financial assets. ASU 2011-03 removes from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. Consequently, it also eliminates the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets. ASU 2011-03 became effective January 1, 2012 and is to be applied prospectively to transactions or modifications of existing transactions that occur on or after such date. We adopted ASU 2011-03 on January 1, 2012 and it had no impact on our condensed consolidated financial statements.

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

1.	Basis of Presentation, Continued.

Recent Accounting Standards Update, Continued. In May 2011, the FASB issued ASU 2011-04 Fair Value Measurement: “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 applies to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability, or an instrument classified in a reporting entity’s shareholders’ equity in the financial statements. ASU 2011-04 is expected to result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, it changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Some of the amendments clarify the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements, including the following: (1) measuring the fair value of financial instruments that are managed within a portfolio; (2) application of premiums and discounts in a fair value measurement; and (3) additional disclosures about fair value measurements. ASU 2011-04 became effective for interim and annual periods beginning after December 15, 2011 and is to be applied prospectively. We adopted ASU 2011-04 on January 1, 2012 and it had no impact on our condensed consolidated financial statements other than to increase financial disclosures already provided.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” ASU No. 2011-05 allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The statement(s) are required to be presented with equal prominence as the other primary financial statements. ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity but does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The provisions of ASU No. 2011-05 became effective for interim reporting period beginning on or after December 15, 2011, with retrospective application required. We adopted ASU No. 2011-05 on January 1, 2012 and it had no financial impact on our condensed consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment.” ASU No. 2011-08 permits an entity an option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further impairment testing is required. ASU No. 2011-08 includes examples of events and circumstances that may indicate that a reporting unit’s fair value is less than its carrying amount. ASU No. 2011-08 became effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We adopted ASU No. 2011-08 on January 1, 2012 and it had no impact on our condensed consolidated financial statements.

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

1.	Basis of Presentation, Continued.

Recent Accounting Standards Update, Continued. In December 2011, ASU No. 2011-12 “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-05” was issued. In order to defer only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments, the paragraphs in this ASU supersede certain pending paragraphs in ASU 2011-05. The amendments were made to allow the FASB time to re-deliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the Board is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities are required to continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. All other requirements in ASU 2011-05 are not affected by this ASU, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. The provisions of ASU 2011-12 have no impact on our condensed consolidated financial statements.

2.	Securities. Securities have been classified according to management’s intent. The carrying amount of securities available for sale and their approximate fair values are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At March 31, 2012:
U.S. Government agency securities	$1,044	4	—	1,048
Mortgage-backed securities	37,915	569	(2)	38,482
Municipal bonds	4,839	3	(105)	4,737
Corporate bonds	2,092	6	(5)	2,093

	$45,890	582	(112)	46,360

At December 31, 2011:
U.S. Government agency securities	1,064	—	(5)	1,059
Mortgage-backed securities	46,734	482	(52)	47,164
Corporate bonds	2,097	—	(104)	1,993

	$49,895	482	(161)	50,216

At March 31, 2012 and December 31, 2011, securities with a carrying value of approximately $12.3 million and $12.6 million, respectively, were pledged for other borrowings and public funds.

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

2.	Securities, Continued. There were no sales of securities during the three months ended March 31, 2011. Securities sold during the three months ended March 31, 2012 are as follows (in thousands):

Proceeds received from sales	$8,821

Gross gains	52
Gross losses	(14)

Net gain	$38

Securities with gross unrealized losses at March 31, 2012, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is as follows (in thousands):

	Less Than Twelve Months
	Gross Unrealized Losses	Fair Value
Securities Available for Sale:
U.S. Government agency securities	$—	—
Mortgage-backed securities	(2)	1,815
Municipal bonds	(105)	4,031
Corporate bonds	(5)	531

Total securities available for sale	$(112)	6,377

The unrealized losses on ten investment securities were caused by interest rate changes. It is expected that the securities would not be settled at a price less than the par value of the investments. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

At March 31, 2012, management believed that we will not be required to sell any securities before recovery of their amortized losses.

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3.	Loans. The loan portfolio segments and classes are as follows (in thousands):

	At March 31, 2012	At December 31, 2011
Real estate mortgage loans:
Office/retail/other	$58,157	59,006
Multi-family	16,333	16,421
Land	16,338	16,118
Commercial real estate	13,311	13,384
Residential nonowner	14,007	14,315
Residential owner	33,831	32,252
Construction and development	7,120	6,520
Home equity and line of credit	14,242	14,522
Commercial	20,239	19,489
Consumer	7,145	7,284

Total loans	200,723	199,311

Allowance for loan losses	(5,576)	(5,397)
Net deferred loan costs	367	360

Loans, net	$195,514	194,274

The Company has divided the loan portfolio into three portfolio segments and ten classes, each with different risk characteristics and methodologies for assessing risk. The portfolio segments identified by the Company are as follows:

Real Estate Mortgage Loans. Real estate mortgage loans are divided into eight classes: Office/Retail/Other, Multi-Family, Land, Commercial Real Estate, Residential Nonowner, Residential Owner, Construction and Development and Home Equity & Line of Credit. All loans are underwritten in accordance with policies set forth and approved by the Board of Directors.

Office/Retail/Other Loans. Office/retail/other loans are typically secured by the subject property, such as a church, motel/hotel, restaurant, retail store, warehouse, or an office. These loans are secured by first liens on properties located within the Company’s market area. The Company’s underwriting analysis includes credit verification, independent appraisals, a review of the borrower’s financial condition, and a detailed analysis of the borrower’s underlying cash flows.

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3.	Loans, Continued.

Multi-Family Loans. Multi-family loans are typically secured by properties such as apartments, duplexes and others that are constructed for use by multiple family groups. These loans are secured by first liens on properties located within the Company’s market area. The Company’s underwriting analysis typically utilizes the same standards and criteria used on commercial real estate loans and include credit verification, independent appraisals, a review of the borrower’s financial condition, and a detailed analysis of the borrower’s underlying cash flows. These loan types also are considered a higher degree of credit risk due to the underlying management assumptions that need to be considered when dealing with these types of real estate investments.

Land Loans. Land loans are typically secured by raw land, farm land, improved land such as a lot, or land to be used for development. The Company also makes loans on occasion for the purchase of land for future development by the borrower. Land loans are extended for the future development for either commercial or residential use by the borrower. The Company carefully analyzes the intended use of the property and the viability thereof. Additionally, these loans have a higher degree of risk associated with overall budget and project costs, evaluating and monitoring construction progress, and overall market saturations which may affect values negatively during an economic downturn.

Commercial Real Estate Loans. Commercial real estate loans are secured by the subject property and are underwritten based upon standards set forth in the policies approved by the Company’s board of directors. Such standards include, among other factors, loan to value limits, cash flow coverage and general creditworthiness of the obligors. These loan types also are considered a higher degree of credit risks due to the underlying management assumptions that need to be considered when dealing with these types of real estate investments.

Residential Nonowner and Residential Owner Real Estate Loans. The Company’s underwriting analysis includes reviewing the borrower’s repayment capacity and source, value of the underlying property, credit history and stability. The Company originates mostly adjustable-rate mortgage loans for the purchase or refinance of residential properties. These loans are collateralized by first or second mortgages on owner-occupied, second homes or investment residential properties located in the Company’s market area. The primary risk associated with these loan types is the construction phase of a home and the borrower’s accuracy of projected costs associated to complete a home. In addition, market conditions could fluctuate negatively and affect the home’s final value.

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3.	Loans, Continued.

Construction and Development Loans. Construction and development loans are to finance the construction of owner occupied and lease properties. These loans are categorized as construction loans during the construction period, later converting to commercial or residential real estate loans after the construction is complete and amortization of the loan begins. Real estate development and construction loans are approved based on an analysis of the borrower and guarantor, the viability of the project and on an acceptable percentage of the appraised value of the property securing the loan. Real estate development and construction loan funds are disbursed periodically based on the percentage of construction completed. The Company carefully monitors these loans with on-site inspections and requires the receipt of lien waivers on funds advanced. Development and construction loans are typically secured by the properties under development or construction, and personal guarantees are typically obtained. Further, to assure that reliance is not placed solely on the value of the underlying property, the Company considers the market conditions and feasibility of proposed projects, the financial condition and reputation of the borrower and guarantors, the amount of the borrower’s equity in the project, independent appraisals, cost estimates and pre-construction sale information. The primary risk associated with these loan types is the construction phase of owner occupied and lease properties and the borrower’s accuracy of projected costs associated to complete a property. In addition, market conditions could fluctuate negatively and affect the property’s final value, and overall market saturations may affect values negatively during an economic downturn.

Home Equity and Line of Credit Loans. Home equity and line of credit loans are secured by a recorded lien position against the equity in the secured real property and mainly consist of variable-rate and fixed-rate personal loans and lines of credit. The risks inherent with these types of loans are economic conditions affecting the borrower’s future employment or their spouse’s loss of job affecting their ability to continue servicing debt repayments.

Commercial Loans. Commercial loans are primarily underwritten on the basis of the borrowers’ ability to service such debt from income. The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value. As a general practice, the Company takes as collateral a security interest in any available real estate, equipment, or other chattel, although loans may also be made on an unsecured basis. Collateralized working capital loans typically are secured by short-term assets whereas long-term loans are primarily secured by long-term assets. These loans are also affected by adverse economic conditions should they prevail within the Company’s local market.

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3.	Loans, Continued.

Consumer Loans. Consumer loans are extended for various purposes, including purchases of automobiles, recreational vehicles, and boats. The Company also offers home improvement loans, lines of credit, personal loans, and deposit account collateralized loans. Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas such as unemployment levels. Loans to consumers are extended after a credit evaluation, including the creditworthiness of the borrower(s), the purpose of the credit, and the secondary source of repayment. Consumer loans are made at fixed and variable interest rates and may be made on terms of up to ten years. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers. The Company’s underwriting analysis includes a determination of the borrower’s payment history on other debts and an assessment of ability to meet existing obligations and payments on the proposed loan. The risks inherent with these types of loans are the borrower’s continuing financial stability, which can be negatively affected by job loss, divorce, illness or personal bankruptcy.

An analysis of the change in the allowance for loan losses follows (in thousands):

	Office/ Retail/ Other	Multi- Family	Land	Commercial Real Estate	Resid. Non- Owner	Resid. Owner	Construction and Development	Home Equity and Line of Credit	Commercial	Consumer	Total
Three Months Ended March 31, 2012:
Beginning balance	$1,625	16	1,420	146	191	378	611	245	437	328	5,397
Provision for loan losses	179	—	57	(3)	(11)	158	(4)	141	(189)	(28)	300
Recoveries	1	—	1	—	1	2	—	4	—	13	22
Charge-offs	(109)	—	(3)	—	(20)	—	—	—	—	(11)	(143)

Ending balance	$1,696	16	1,475	143	161	538	607	390	248	302	5,576

Individually evaluated for impairment:
Recorded investment	$3,363	—	4,333	—	2,269	397	2,154	377	65	247	13,205

Balance in allowance for loan losses	$1,208	—	1,262	—	—	55	600	127	—	165	3,417

Collectively evaluated for impairment:
Recorded investment	$54,794	16,333	12,005	13,311	11,738	33,434	4,966	13,865	20,174	6,898	187,518

Balance in allowance for loan losses	$488	16	213	143	161	483	7	263	248	137	2,159

Three Months Ended March 31, 2011:
Beginning balance	1,075	10	582	259	441	350	23	744	427	204	4,115
Provision for loan losses	207	(1)	39	52	(19)	119	(17)	(28)	130	43	525
Recoveries	—	—	—	—	—	—	—	—	—	1	1
Charge-offs	—	—	(5)	—	—	(15)	—	—	(25)	(3)	(48)

Ending balance	$1,282	9	616	311	422	454	6	716	532	245	4,593

Individually evaluated for impairment:
Recorded investment	$2,885	—	8,029	1,059	290	651	898	912	70	83	14,877

Balance in allowance for loan losses	$668	—	337	166	26	173	—	476	84	178	2,108

Collectively evaluated for impairment:
Recorded investment	$61,375	9,482	14,792	15,528	18,183	31,982	4,409	18,825	18,632	7,302	200,510

Balance in allowance for loan losses	$614	9	279	145	396	281	6	240	448	67	2,485

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3.	Loans, Continued. Management believes that the allowance for loan losses at March 31, 2012 appropriately reflects the risk inherent in the portfolio. The methodologies used in the calculation are in compliance with regulatory policy, with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 310 and 450 and on other requirements of US GAAP.

The following summarizes the loan credit quality (in thousands):

	Real Estate Mortgage
Credit Risk Profile by Internally Assigned Grade	Office/ Retail/ Other	Multi- Family	Land	Commercial Real Estate	Resid. Non- Owner	Resid. Owner	Construction and Development	Home Equity and Line of Credit	Commercial	Consumer	Total
March 31, 2012:
Grade:
Pass	$49,149	16,333	9,716	13,124	8,939	32,765	4,854	13,312	19,426	6,576	174,194
Special mention	5,248	—	2,289	187	2,341	669	112	353	748	297	12,244
Substandard	3,760	—	4,333	—	2,727	397	2,154	577	65	272	14,285

Total	$58,157	16,333	16,338	13,311	14,007	33,831	7,120	14,242	20,239	7,145	200,723

December 31, 2011:
Grade:
Pass	49,338	16,421	9,207	12,749	10,475	31,467	4,255	14,142	18,541	6,862	173,457
Special mention	4,756	—	2,211	635	1,009	664	112	179	303	133	10,002
Substandard	4,912	—	4,700	—	2,831	121	2,153	201	645	289	15,852

Total	$59,006	16,421	16,118	13,384	14,315	32,252	6,520	14,522	19,489	7,284	199,311

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

Loans excluded from the review process above are generally classified as pass credits until: (a) they become past due; (b) management becomes aware of a deterioration in the credit worthiness of the borrower; or (c) the customer contacts the Company for a modification. In these circumstances, the loan is specifically evaluated for potential classification as to special mention, substandard or even charged-off. The Company uses the following definitions for risk ratings:

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

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3.	Loans, Continued. Age analysis of past-due loans is as follows (in thousands):

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
At March 31, 2012:
Real estate mortgage loans:
Office/retail/other	$2,718	128	—	2,846	55,311	—	58,157
Multi-family	—	—	—	—	16,333	—	16,333
Land	299	—	—	299	14,362	1,677	16,338
Commercial real estate	—	—	—	—	13,311	—	13,311
Residential nonowner	1,350	133	—	1,483	10,255	2,269	14,007
Residential owner	337	—	—	337	33,097	397	33,831
Construction and development	—	—	—	—	5,752	1,368	7,120
Home equity and line of credit	—	—	—	—	14,115	127	14,242
Commercial	178	—	—	178	19,996	65	20,239
Consumer	455	1	—	456	6,689	—	7,145

Total	$5,337	262	—	5,599	189,221	5,903	200,723

At December 31, 2011:
Real estate mortgage loans:
Office/retail/other	—	2,718	—	2,718	55,537	751	59,006
Multi-family	—	—	—	—	16,421	—	16,421
Land	1,480	—	—	1,480	12,864	1,774	16,118
Commercial real estate	—	—	—	—	13,384	—	13,384
Residential nonowner	—	—	—	—	11,953	2,362	14,315
Residential owner	516	—	—	516	31,615	121	32,252
Construction and development	—	—	—	—	5,152	1,368	6,520
Home equity and line of credit	—	—	—	—	14,522	—	14,522
Commercial	179	—	—	179	19,245	65	19,489
Consumer	58	—	—	58	7,199	27	7,284

Total	$2,233	2,718	—	4,951	187,892	6,468	199,311

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3.	Loans, Continued. The following summarizes the amount of impaired loans (in thousands):

	With No Related Allowance Recorded		With an Allowance Recorded			Total
	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
March 31, 2012:
Real estate mortgage loans:
Office/retail/other	$—	—	3,363	3,737	1,208	3,363	3,737	1,208
Multi-family	—	—	—	—	—	—	—	—
Land	—	—	4,333	5,908	1,262	4,333	5,908	1,262
Commercial real estate	—	—	—	—	—	—	—	—
Residential nonowner	2,269	2,269	—	—	—	2,269	2,269	—
Residential owner	121	141	276	297	55	397	438	55
Construction and development	—	—	2,154	2,154	600	2,154	2,154	600
Home equity and line of credit	250	250	127	127	127	377	377	127
Commercial	65	70	—	—	—	65	70	—
Consumer	—	—	247	258	165	247	258	165

	$2,705	2,730	10,500	12,481	3,417	13,205	15,211	3,417

December 31, 2011:
Real estate mortgage loans:
Office/retail/other	750	1,016	3,364	3,629	1,208	4,114	4,645	1,208
Multi-family	—	—	—	—	—	—	—	—
Land	82	144	4,618	6,184	1,234	4,700	6,328	1,234
Commercial real estate	—	—	—	—	—	—	—	—
Residential nonowner	2,269	2,269	93	111	2	2,362	2,380	2
Residential owner	121	141	—	20	—	121	161	—
Construction and development	—	—	2,153	2,153	600	2,153	2,153	600
Home equity and line of credit	—	—	—	—	—	—	—	—
Commercial	65	70	—	—	—	65	70	—
Consumer	—	—	275	275	179	275	275	179

	$3,287	3,640	10,503	12,372	3,223	13,790	16,012	3,223

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3.	Loans, Continued. The average net investment in impaired loans and interest income recognized and received on impaired loans are as follows (in thousands):

	For the Three Months Ended March 31,
	2012			2011
	Average Recorded Investment	Interest Income Recognized	Interest Income Received	Average Recorded Investment	Interest Income Recognized	Interest Income Received
Real estate mortgage loans:
Office/retail/other	$3,739	29	29	3,539	51	51
Multi-family	—	—	—	—	—	—
Land	4,517	21	21	8,262	49	49
Commercial real estate	—	—	—	1,227	—	—
Residential nonowner	2,315	—	—	312	—	—
Residential owner	259	—	—	757	—	—
Construction and development	2,154	7	7	911	8	8
Home equity and line of credit	188	2	2	1,388	15	15
Commercial	65	—	—	156	—	—
Consumer	261	2	2	261	1	1

	$13,498	61	61	16,813	124	124

Troubled debt restructurings entered during the period are as follows (dollars in thousands):

	Three Months Ended March 31, 2012
	Outstanding Recorded Investment
	Number of Contracts	Pre- Modification	Post- Modification	At March 31, 2012 Nonaccrual
Troubled Debt Restructurings:
Real estate mortgage loans:
Office/retail/other:
Modified interest rate	1	$646	646	—
Modified interest rate and amortization	1	2,718	2,718	—
Land-
Modified interest rate and amortization	3	3,072	3,072	1,595
Residential nonowner-
Modified interest rate and amortization	1	2,269	2,269	2,269
Residential owner-
Modified interest rate	1	121	121	121
Construction-
Modified interest rate	1	785	785	—
Consumer-
Modified interest rate and amortization	1	90	90	—

	9	$9,701	9,701	3,985

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3.	Loans, Continued. The allowance for loan losses on all loans that have been restructured and are considered trouble debt restructurings (“TDR”) is included in the Company’s specific reserve. The specific reserve is determined on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral dependent. TDR’s that have subsequently defaulted are considered collateral-dependent.

TDR’s that subsequently defaulted during the three-month period ended March 31, 2012, which were restructured during the last twelve months are as follows (dollars in thousands):

	Number of Contracts	Recorded Investment
Troubled Debt Restructurings:
Real estate mortgage loans:
Residential owner	2	$246
Land	1	2,325

	3	$2,571

Loans Held for Sale - As shown in the Statement of Cash Flows, all loans sold were originated for sale, with none reclassified from the portfolio.

4.	Earnings (Loss) Per Share. Basic earnings (loss) per share has been computed on the basis of the weighted-average number of shares of common stock outstanding during the periods, which was 2,633,208 shares and 2,653,208 shares during the three-month periods ended March 31, 2012 and 2011, respectively. All outstanding stock options are not dilutive due to the net losses of the Company during the three month period ended March 31, 2011. All outstanding stock options are not considered dilutive for the three month period ended March 31, 2012 due to the exercise price exceeding the average market price for the purposes of calculating diluted EPS, which is computed using the treasury stock method.

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.	Share-Based Compensation. The Company adopted a stock option plan for its employees and directors (the “Plan”). Fifteen percent of the total amount of common shares outstanding, up to 450,000 shares (currently 394,981 shares), have been reserved under the Plan. Stock options are granted at an exercise price equal to or greater than the fair market value of the common stock on the date of grant. Options granted to directors vest immediately and for employees, the options primarily vest over two years starting with the date of grant and ending on the second anniversary thereof. At March 31, 2012, there were 132,012 options available for future grants under the Plan. A summary of stock option transactions under the Plan for the three-month period ended March 31, 2012, follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Options outstanding at December 31, 2011	243,953	$10.12
Options forfeited	(4,500)	10.17

Options outstanding at March 31, 2012	239,453	$10.12	4.60 years	$—

Options exercisable at March 31, 2012	239,453	$10.12	4.60 years	$—

There were no options exercised during the three month periods ended March 31, 2012 and 2011. At March 31, 2012, there was no unrecognized compensation expense related to the nonvested share-based compensation arrangement granted under the plan. The total fair value of shares vesting and recognized as compensation was approximately $1,000 for the three month period ended March 31, 2011.

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

6.	Fair Value Measurements. Our listing of financial assets subject to fair value measurements on a recurring basis are as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2012:
U.S. Government agency securities	$1,048	—	1,048	—
Mortgage-backed securities	38,482	—	38,482	—
Municipal bonds	4,737	—	4,737	—
Corporate bonds	2,093	—	2,093	—

	$46,360	—	46,360	—

As of December 31, 2011:
U.S. Government agency securities	1,059	—	1,059	—
Mortgage-backed securities	47,164	—	47,164	—
Corporate bonds	1,993	—	1,993	—

	$50,216	—	50,216	—

There were no transfers of securities between levels of inputs during the three months ended March 31, 2012 and during the year ended December 31, 2011.

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

6.	Fair Value Measurements, Continued. Impaired collateral-dependent loans are carried at fair value when the current collateral value is lower than the carrying value of the loan. Impaired collateral-dependent loans are evaluated individually according to an appraised value obtained at least annually. Those impaired collateral-dependent loans which are measured at fair value or a nonrecurring basis are as follows (in thousands):

	00000000	00000000	00000000	00000000	00000000	00000000
	Fair Value	Level 1	Level 2	Level 3	Total Losses	Losses Recorded in Operations for the Three-Month Period Ended March 31, 2012
At March 31, 2012:
Real estate mortgage:
Office/retail/other	$2,155	—	—	2,155	1,582	109
Multi-family	—	—	—	—	—	—
Land	3,072	—	—	3,072	2,836	36
Commercial real estate	—	—	—	—	—	—
Residential nonowner	—	—	—	—	—	—
Residential owner	342	—	—	342	75	55
Construction and development	1,554	—	—	1,554	600	—
Home equity and line of credit	—	—	—	—	127	127
Commercial	65	—	—	65	5	—
Consumer	82	—	—	82	176	(3)

Total	$7,270	—	—	7,270	5,401	324

	00000000	00000000	00000000	00000000	00000000	00000000
	Fair Value	Level 1	Level 2	Level 3	Total Losses	Losses Recorded in Operations for the Year Ended December 31, 2011
At December 31, 2011:
Real estate mortgage:
Office/retail/other	2,906	—	—	2,906	1,473	1,213
Multi-family	—	—	—	—	—	—
Land	3,466	—	—	3,466	2,801	1,422
Commercial real estate	—	—	—	—	—	—
Residential nonowner	91	—	—	91	20	(6)
Residential owner	121	—	—	121	40	20
Construction and development	1,554	—	—	1,554	600	600
Home equity and line of credit	—	—	—	—	—	—
Commercial	65	—	—	65	5	5
Consumer	96	—	—	96	179	84

Total	$8,299	—	—	8,299	5,118	3,338

In addition, loans with a carrying value of $2,519,000 at March 31, 2012 were measured for impairment using Level 3 inputs and had a fair value in excess of carrying value.

In addition, loans with a carrying value of $2,269,000 at December 31, 2011 were measured for impairment using Level 3 inputs and had a fair value in excess of carrying value.

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

6.	Fair Value Measurements, Continued. Other real estate owned is recorded at fair value less estimated costs to sell. Other real estate owned which is measured at fair value on a nonrecurring basis is as follows (in thousands):

	000000	000000	000000	000000	000000	000000
	Fair Value	Level 1	Level 2	Level 3	Total Losses	Losses Recorded in Operations for the Three-Month Period Ended March 31, 2012

At March 31, 2012	$3,868	—	—	3,868	1,039	99

	000000	000000	000000	000000	000000	000000
	Fair Value	Level 1	Level 2	Level 3	Total Losses	Losses Recorded in Operations for the Year Ended December 31, 2011

At December 31, 2011	$4,523	—	—	4,523	2,128	1,522

7.	Fair Value of Financial Instruments. The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	At March 31, 2012		At December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$5,075	5,075	5,077	5,077
Securities available for sale	46,360	46,360	50,216	50,216
Loans, net	195,514	194,506	194,274	193,445
Loans held for sale	11,384	11,384	9,961	9,961
Accrued interest receivable	804	804	860	860
Federal Home Loan Bank stock	1,266	1,266	1,266	1,266

Financial liabilities:
Deposits	240,001	241,112	241,228	242,748
Federal Home Loan Bank advances	13,000	14,893	16,000	17,975
Other borrowings	2,947	2,947	1,754	1,754
Accrued interest payable	329	329	342	342

Off-balance-sheet financial instruments	—	—	—	—

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Alarion Financial Services, Inc. (the “Holding Company”) owns 100% of the common stock of Alarion Bank (the “Bank”) and North Central Florida Developers Corporation (“NCFDC”) (collectively the “Company”). The Holding Company’s primary activity is the operation of the Bank and NCFDC. The Bank is a state (Florida)-chartered commercial bank. The Company offers a variety of banking and financial services to individual and corporate customers through its six banking offices located in Ocala and Gainesville, Florida. NCFDC holds loans or assets that might require a longer than desirable holding period to realize full or reasonable economic value.

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

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Capital Resources, Commitments and Capital Requirements

The Bank’s principal source of funds includes net increases in deposits and borrowings, principal and interest payments on loans, and proceeds from maturities and sales of investment securities.

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

The following table summarizes the Bank’s contractual obligations, including certain on-balance sheet and off-balance sheet obligations, at March 31, 2012 (in thousands):

Contractual Obligations	Total

Time deposit maturities	$118,303
Advances from Federal Home Loan Bank	13,000
Other borrowings	2,947
Commitments to extend credit	735
Unused lines of credit	11,083
Standby letters of credit	80

Total	$146,148

Management believes that the Bank has adequate resources to fund all its commitments, that a majority of all of its existing commitments will be funded within 12 months and, if so desired, that the Bank can adjust the rates and terms on time deposits and other deposit accounts to retain or obtain new deposits in a changing interest rate environment.

The Bank has agreed with its regulators to undertake a program of corrective and proactive actions as contained in a memorandum of understanding. The memorandum of understanding imposes no penalties on the Bank and as of March 31, 2012, the Bank was in compliance with all of its provisions. Specifically, the Bank has agreed to maintain its “well capitalized” position, to establish and maintain an adequate allowance for loan and lease losses, to reduce adversely classified assets, to submit to the regulators a strategic plan and a commercial real estate loan risk monitoring and reduction plan, to ensure compliance with laws, regulations and policy statements, to not pay dividends, to notify the regulators of any changes in directors or executive officers and to provide periodic reports as to the Bank’s compliance with the memorandum. We believe we are in substantive compliance at this time.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. If such minimum amounts and percentages are met, the Bank is considered “adequately capitalized.” If the actual amounts exceed the requirements of “adequately capitalized,” and meet even more stringent minimum standards, they are considered “well capitalized.” Management believes as of March 31, 2012, the Bank meets the capital requirements for a “well capitalized” financial institution.

The table below shows the total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios of the Bank at March 31, 2012 and December 31, 2011, and the minimum required amounts and percentages ($ in thousands).

	Actual		For Capital Adequacy Purposes		For Well Capitalized Purposes
	Amount	Percent	Amount	Percent	Amount	Percent
As of March 31, 2012:
Total capital to Risk-
Weighted Assets	$21,920	10.39%	$16,878	8.00%	$21,097	10.00%
Tier I Capital to Risk-
Weighted Assets	19,246	9.12	8,441	4.00	12,662	6.00
Tier I Capital to Average Assets	19,246	6.87	11,206	4.00	14,007	5.00

As of December 31, 2011:
Total capital to Risk-
Weighted Assets	21,482	10.16	16,915	8.00	21,144	10.00
Tier I Capital to Risk-
Weighted Assets	18,805	8.89	8,461	4.00	12,692	6.00
Tier I Capital
to Average Assets	18,805	6.49	11,590	4.00	14,488	5.00

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Results of Operations

The following table shows selected ratios for the periods ended or at the dates indicated:

	Three Months Ended March 31, 2012	Year Ended December 31, 2011	Three Months Ended March 31, 2011
Average equity as a percentage of average assets	8.52%	8.59%	8.90%

Total equity to total assets at end of period	8.69%	8.53%	8.44%

Return on average assets (1)	0.27%	(0.92)%	(.02)%

Return on average equity (1)	3.18%	(10.70)%	(.25)%

Noninterest expense to average assets (1)	3.51%	3.70%	2.86%

Nonperforming loans to total loans at end of period (2)	3.02%	3.33%	2.87%

(1)	Annualized for the three-months ended March 31, 2012 and 2011.
(2)	Nonperforming loans consist of nonaccrual loans and accruing loans contractually past due ninety days or more.

Changes in Financial Condition

Total assets decreased $2 million or 1%, from $284 million at December 31, 2011 to $282 million at March 31, 2012, primarily as a result of a $4 million decrease in securities available for sale, somewhat offset by an increase in net loans of $1.2 million. Deposits decreased $1.2 million from $241 million at December 31, 2011 to $240 million at March 31, 2012.

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

	Three Months Ended March 31,
	2012			2011
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	($ in thousands)

Interest-earning assets:
Loans	$199,540	2,677	5.40%	$215,166	2,994	5.64%
Securities	48,275	252	2.10	48,720	318	2.65
Other (1)	4,763	3	0.25	10,657	4	0.15

Total interest-earning assets	252,578	2,932	4.67	274,543	3,316	4.90

Noninterest-earning assets	31,346			31,106

Total assets	$283,924			$305,649

Interest-bearing liabilities:
Deposits	210,983	593	1.13	224,266	858	1.55
Federal Home Loan Bank advances and other borrowings	16,828	149	3.56	25,175	168	2.71

Total interest-bearing liabilities	227,811	742	1.31	249,441	1,026	1.67

Noninterest-bearing deposits	31,000			28,562
Noninterest-bearing liabilities	920			439
Stockholders’ equity	24,193			27,207

Total liabilities and stockholders’ equity	$283,924			$305,649

Net interest income		$2,190			$2,290

Interest-rate spread			3.36%			3.23%

Net interest margin (2)			3.49%			3.38%

Ratio of interest-earning assets to interest-bearing liabilities	1.11			1.10

(1)	Includes interest-earning deposits, federal funds sold and Federal Home Loan Bank stock.
(2)	Net interest margin is annualized net interest income divided by average interest-earning assets.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Comparison of the Three-Month Periods Ended March 31, 2012 and 2011

General Operating Results. Net earnings available to common shareholders for the three-month period ended March 31, 2012 was $87,000, or $.03 per basic and diluted common share, compared to a net loss of $122,000, or $(0.05) per basic and diluted common share, for the comparable period in 2011. The $209,000 increase in net earnings available to common shareholders resulted primarily from a $530,000 increase in noninterest income and a $225,000 decrease in provision for loan losses, partially offset by a $324,000 increase in noninterest expense and a $122,000 increase in income tax expense.

Interest Income. Interest income decreased $384,000 to $2.9 million for the three-month period ended March 31, 2012, compared to the three-month period ended March 31, 2011. The decrease was due to a $22,000 decrease in average interest-earning assets outstanding for the three months ended March 31, 2012 compared to the 2011 period and a decrease in the average yield earned on interest-earning assets from 4.90% for the three months ended March 31, 2011 to 4.67% for the three months ended March 31, 2012.

Interest Expense. Interest expense decreased $284,000 for the three-month period ended March 31, 2012 compared to the same 2011 period. The decrease was primarily due to decrease in the average cost of interest-bearing liabilities from 1.67% for the three months ended March 31, 2011 to 1.31% for the comparable 2012 period. Average interest-bearing liabilities decreased from $249.4 million outstanding during the three months ended March 31, 2011 to $227.8 million outstanding during the comparable period for 2012.

Provision for Loan Losses. The provision for loan losses is charged to operations to increase the total loan loss allowance to a level deemed appropriate by management. The provision is based upon the volume and type of lending conducted by the Company, industry standards, general economic conditions, particularly as they relate to the Company’s market area, and other factors related to the collectability of the Company’s loan portfolio. The Company recorded provisions for loan losses for the three-month periods ended March 31, 2012 and 2011 of $300,000 and $525,000, respectively. Management believes that the allowance for loan losses, which was $5.6 million or 2.78% of gross loans at March 31, 2012 is adequate.

Noninterest Income. Noninterest income increased $530,000 during the 2012 period. The increase was primarily due to a $348,000 increase in gain on sale of loans held for sale compared to the three-month period ended March 31, 2011.

Noninterest Expense. Noninterest expense increased by $324,000 from $2.2 million for the three-month period ended March 31, 2011 to $2.5 million for the three-month period ended March 31, 2012. The increase was primarily due to increases of $233,000 in salaries and employee benefits, $49,000 in data processing expense, and $16,000 in other noninterest expense, all related to the overall growth of the Company.

Income Taxes. The income tax benefit was $4,000 for the three-month period ended March 31, 2011. The income taxes were $118,000 for the corresponding period in 2012.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4.	Controls and Procedures

a.	Evaluation of disclosure controls and procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of March 31, 2012, the Principal Executive and Principal Financial Officer of the Company concluded that the Company’s disclosure controls and procedures were adequate.

b.	Changes in internal controls. The Company made no significant changes in its internal controls over financial reporting during the quarter ended March 31, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

c.	Limitations on Effectiveness of Controls. The Company, including its Principal Executive Officer and Principal Financial Officer, does not expect that our disclosure controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending legal proceedings to which Alarion Financial Services, Inc. or its subsidiaries is a party or to which any of their property is subject.

Item 1.A.	Risk Factors

Not applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.	Defaults upon Senior Securities

We are currently prohibited from paying dividends without the approval of the Federal Reserve Bank of Atlanta. As a result, we did not pay $88,760 in dividends due on our Series A or Series B preferred stock in February 2012.

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

Not applicable

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Item 6.	Exhibits

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

Date: May 14, 2012

Alarion Financial Services, Inc.

By:	/s/ Jon M. Kurtz
Name:	Jon M. Kurtz, President and Principal Executive Officer

By:	/s/ Matthew Ivers
Name:	Matthew Ivers, Senior Vice President and Principal Financial and Accounting Officer