Form 10-Q
period 2012-06-30
Alarion Financial Services Inc
filed 2012-08-14
CIK 1353174

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common stock, par value $.01 per share	2,633,208 shares outstanding at August 14, 2012

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

($ in thousands, except per share amounts)

	At June 30, 2012	At December 31, 2011
	(unaudited)
Assets

Cash and due from banks	$4,512	4,853
Interest-earning deposits	307	224
Federal funds sold	9,880	—

Cash and cash equivalents	14,699	5,077

Securities available for sale	43,968	50,216
Loans, net of allowance for loan losses of $4,313 and $5,397	194,937	194,274
Loans held for sale	6,484	9,961
Accrued interest receivable	803	860
Premises and equipment, net	12,821	13,042
Other real estate owned, net	3,269	4,523
Federal Home Loan Bank stock, at cost	1,068	1,266
Deferred income taxes	4,322	4,511
Other assets	552	786

Total assets	$282,923	284,516

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing demand deposits	34,736	31,038
NOW, money-market and savings deposits	90,400	85,318
Time deposits less than $100,000	83,934	86,705
Time deposits greater than $100,000	31,796	38,167

Total deposits	240,866	241,228

Federal Home Loan Bank advances	13,000	16,000
Other borrowings	2,691	1,754
Accrued interest payable	282	342
Accrued expenses and other liabilities	1,490	935

Total liabilities	258,329	260,259

Stockholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized:
Preferred stock, Series A, $.01 par value; $1,000 liquidation value; 6,514 shares outstanding	—	—
Preferred stock, Series B, $.01 par value; $1,000 liquidation value; 326 shares outstanding	—	—
Additional paid-in capital, preferred	6,840	6,840
Preferred stock discount	(101)	(134)
Common stock, $.01 par value; 4,000,000 shares authorized, 2,633,208 shares issued and outstanding	26	26
Additional paid-in capital, common	26,595	26,595
Accumulated deficit	(8,914)	(9,271)
Accumulated other comprehensive income	148	201

Total stockholders’ equity	24,594	24,257

Total liabilities and stockholders’ equity	$282,923	284,516

See accompanying Notes to Condensed Consolidated Financial Statements.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

($ in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest income:
Loans	$2,700	2,735	5,377	5,728
Securities	272	363	524	681
Other	4	6	7	11

Total interest income	2,976	3,104	5,908	6,420

Interest expense:
Deposits	524	790	1,117	1,648
Borrowings	149	164	298	331

Total interest expense	673	954	1,415	1,979

Net interest income	2,303	2,150	4,493	4,441

Provision for loan losses	550	2,400	850	2,925

Net interest income (expense) after provision for loan losses	1,753	(250)	3,643	1,516

Noninterest income:
Deposit account fees	96	94	183	187
Net gain on sale of securities	160	—	198	—
Net gain on sales of loans held for sale	774	399	1,356	633
Other	183	74	378	119

Total noninterest income	1,213	567	2,115	939

Noninterest expense:
Salaries and employee benefits	1,415	1,126	2,690	2,168
Occupancy and equipment	307	311	601	607
Data processing	193	147	378	283
Professional services	146	175	316	318
Advertising and promotion	54	47	104	88
Office supplies and printing	25	34	57	72
Other real estate owned expense	61	450	159	514
FDIC assessment	105	158	214	303
Other	359	286	628	540

Total noninterest expense	2,665	2,734	5,147	4,893

Earnings (loss) before income taxes (benefit)	301	(2,417)	611	(2,438)

Income taxes (benefit)	103	(904)	221	(908)

Net earnings (loss)	198	(1,513)	390	(1,530)

Preferred stock dividend requirements and accretion of preferred stock to par	105	105	210	210

Net earnings (loss) available to common shareholders	$93	(1,618)	180	(1,740)

Earnings (loss) per common share - basic and diluted	$0.04	(0.61)	0.07	(0.66)

Weighted-average number of common shares outstanding, basic and diluted	2,633,208	2,646,615	2,633,208	2,649,893

Dividends per common share	$—	—	—	—

See accompanying Notes to Condensed Consolidated Financial Statements.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net earnings (loss)	$198	(1,513)	390	(1,530)

Other comprehensive income:
Change in unrealized gain (loss) on investments:
Unrealized gain (loss) arising during the period	(74)	768	113	1,214
Reclassification adjustment for realized gains	(160)	—	(198)	—

Net change in unrealized (loss) gain	(234)	768	(85)	1,214

Deferred income taxes on above change	90	(288)	32	(455)

Total other comprehensive income	(144)	480	(53)	759

Comprehensive income	$54	(1,033)	337	(771)

See accompanying Notes to Condensed Consolidated Financial Statements.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

Six Months Ended June 30, 2012 and 2011

($ in thousands)

	Preferred Stock						Common Stock			Accumulated Deficit	Accumulated Other Compre- hensive Income (Loss)	Total Stockholders’ Equity
	Series A		Series B		Additional Paid-in Capital				Additional Paid-In Capital
	Shares	Amount	Shares	Amount		Discount	Shares	Amount

Balance at December 31, 2010	6,514	$—	326	$—	6,840	(200)	2,653,208	$27	26,693	(6,111)	(615)	26,634

Net loss (unaudited)	—	—	—	—	—	—	—	—	—	(1,530)	—	(1,530)

Net change in unrealized loss on securities available for sale, net of taxes of $(455) (unaudited)	—	—	—	—	—	—	—	—	—	—	759	759

Share-based compensation (unaudited)	—	—	—	—	—	—	—	—	1	—	—	1

Retirement of stock (unaudited)	—	—	—	—	—	—	(20,000)	(1)	(99)	—	—	(100)

Preferred stock dividend requirements and Series B preferred stock accretion (unaudited)	—	—	—	—	—	33	—	—	—	(210)	—	(177)

Balance at June 30, 2011 (unaudited)	6,514	$—	326	$—	6,840	(167)	2,633,208	$26	26,595	(7,851)	144	25,587

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited), Continued

Six Months Ended June 30, 2012 and 2011

($ in thousands)

	Preferred Stock						Common Stock			Accumulated Deficit	Accumulated Other Compre- hensive Income	Total Stockholders’ Equity
	Series A		Series B		Additional Paid-in Capital				Additional Paid-In Capital
	Shares	Amount	Shares	Amount		Discount	Shares	Amount

Balance at December 31, 2011	6,514	$—	326	$—	6,840	(134)	2,633,208	$26	26,595	(9,271)	201	24,257

Net earnings (unaudited)	—	—	—	—	—	—	—	—	—	390	—	390

Net change in unrealized gain on securities available for sale, net of taxes of $(32) (unaudited)	—	—	—	—	—	—	—	—	—	—	(53)	(53)

Series B preferred stock accretion of discount (unaudited)	—	—	—	—	—	33	—	—	—	(33)	—	—

Balance at June 30, 2012 (unaudited)	6,514	$—	326	$—	6,840	(101)	2,633,208	$26	26,595	(8,914)	148	24,594

See accompanying Notes to Condensed Consolidated Financial Statements.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net earnings (loss)	$390	(1,530)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Provision for loan losses	850	2,925
Share-based compensation	—	1
Depreciation and amortization	280	281
Gain on sale of loans held for sale	(1,356)	(633)
Loans originated for sale	(51,008)	(28,103)
Proceeds from loans sold	55,841	31,742
Deferred income tax expense (benefit)	221	(908)
Net amortization of deferred loan fees and costs	64	51
(Gain) loss on sale of other real estate owned	(29)	40
Provision for other real estate owned losses	106	506
Net decrease in accrued interest payable	(60)	(23)
Net decrease in accrued interest receivable	57	131
Net decrease in other assets	234	243
Net gain on sale of securities	(198)	—
Net increase in accrued expenses and other liabilities	555	808
Net amortization of premiums and discounts on securities available for sale	450	345

Net cash provided by operating activities	6,397	5,876

Cash flows from investing activities:
Purchase of securities available for sale	(20,005)	(2,115)
Proceeds from sales, principal repayments, principal pay-ups and maturities on securities available for sale	25,916	4,939
Net (increase) decrease in loans	(1,410)	7,777
Purchase of premises and equipment	(59)	(161)
Proceeds from sale of other real estate owned	1,010	776
Redemption (purchase) of Federal Home Loan Bank stock	198	(71)

Net cash provided by investing activities	5,650	11,145

Cash flows from financing activities:
Net (decrease) increase in deposits	(362)	5,773
Net increase (decrease) in other borrowings	937	(141)
Net decrease in Federal Home Loan Bank advances	(3,000)	(3,000)
Preferred stock dividend requirements and Series B stock accretion	—	(177)

Net cash (used in) provided by financing activities	(2,425)	2,455

Net increase in cash and cash equivalents	9,622	19,476

Cash and cash equivalents at beginning of period	5,077	6,404

Cash and cash equivalents at end of period	$14,699	25,880

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited), Continued

(In thousands)

	Six Months Ended June 30,
	2012	2011
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,475	2,002

Income taxes	$—	—

Noncash transactions:
Accumulated other comprehensive income, net change in unrealized gain on securities available for sale, net of taxes	$(53)	759

Transfer of loans to other real estate owned	$151	1,234

Transfer of other real estate owned to loans	$318	—

Retirement of common stock from other assets	$—	100

See accompanying Notes to Condensed Consolidated Financial Statements.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation. In the opinion of the management of Alarion Financial Services, Inc. (the “Holding Company”), the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position at June 30, 2012 and the results of operations for the three- and six-month periods ended June 30, 2012 and 2011 and cash flows for the six-month periods ended June 30, 2012 and 2011. The results of operations for the three- and six-month periods ended June 30, 2012, are not necessarily indicative of results that may be expected for the year ending December 31, 2012.

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

2.	Securities. Securities have been classified according to management’s intent. The carrying amount of securities available for sale and their approximate fair values are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At June 30, 2012:
U.S. Government agency securities	$1,013	7	—	1,020
Mortgage-backed securities	32,471	359	(74)	32,756
Municipal bonds	8,160	45	(86)	8,119
Corporate bonds	2,088	2	(17)	2,073

	$43,732	413	(177)	43,968

At December 31, 2011:
U.S. Government agency securities	1,064	—	(5)	1,059
Mortgage-backed securities	46,734	482	(52)	47,164
Corporate bonds	2,097	—	(104)	1,993

	$49,895	482	(161)	50,216

At June 30, 2012 and December 31, 2011, securities with a carrying value of approximately $15.6 million and $12.6 million, respectively, were pledged for other borrowings and public funds.

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

2.	Securities, Continued. There were no sales of securities during the six months ended June 30, 2011. Securities sold during the six months ended June 30, 2012 are as follows (in thousands):

Proceeds received from sales	$19,676

Gross gains	216
Gross losses	(18)

Net gain	$198

Securities with gross unrealized losses at June 30, 2012, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is as follows (in thousands):

	Less Than Twelve Months
	Gross Unrealized Losses	Fair Value
Securities Available for Sale:
Mortgage-backed securities	(74)	8,610
Municipal bonds	(86)	5,321
Corporate bonds	(17)	1,570

Total securities available for sale	$(177)	15,501

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

At June 30, 2012, management believed that we will not be required to sell any securities before recovery of their amortized losses.

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3.	Loans. The loan portfolio segments and classes are as follows (in thousands):

	At June 30, 2012	At December 31, 2011
Real estate mortgage loans:
Office/retail/other	$57,690	59,006
Multi-family	16,152	16,421
Land	15,004	16,118
Commercial real estate	13,030	13,384
Residential nonowner	13,577	14,315
Residential owner	35,486	32,252
Construction and development	7,057	6,520
Home equity and line of credit	13,902	14,522
Commercial	19,708	19,489
Consumer	7,264	7,284

Total loans	198,870	199,311

Allowance for loan losses	(4,313)	(5,397)
Net deferred loan costs	380	360

Loans, net	$194,937	194,274

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

An analysis of the change in the allowance for loan losses follows (in thousands):

	Office/ Retail/ Other	Multi- Family	Land	Commercial Real Estate	Resid. Non- Owner	Resid. Owner	Construction and Development	Home Equity and Line of Credit	Commercial	Consumer	Total
Three Months Ended June 30, 2012:
Beginning balance	$1,696	16	1,475	143	161	538	607	390	248	302	5,576
Provision for loan losses	84	—	21	(6)	43	(10)	13	134	160	111	550
Recoveries	—	—	1	—	—	6	—	—	—	2	9
Charge-offs	(1,035)	—	(516)	—	1	(28)	—	(244)	—	—	(1,822)

Ending balance	$745	16	981	137	205	506	620	280	408	415	4,313

Six Months Ended June 30, 2012:
Beginning balance	$1,625	16	1,420	146	191	378	611	245	437	328	5,397
Provision for loan losses	263	—	78	(9)	32	148	9	275	(29)	83	850
Recoveries	1	—	2	—	1	8	—	4	—	15	31
Charge-offs	(1,144)	—	(519)	—	(19)	(28)	—	(244)	—	(11)	(1,965)

Ending balance	$745	16	981	137	205	506	620	280	408	415	4,313

Individually evaluated for impairment:
Recorded investment	$2,455	—	3,780	—	2,408	257	2,154	300	245	413	12,012

Balance in allowance for loan losses	$200	—	764	—	66	—	613	50	180	278	2,151

Collectively evaluated for impairment:
Recorded investment	$55,235	16,152	11,224	13,030	11,169	35,229	4,903	13,602	19,463	6,851	186,858

Balance in allowance for loan losses	$545	16	217	137	139	506	7	230	228	137	2,162

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3.	Loans, Continued.

	Office/ Retail/ Other	Multi- Family	Land	Commercial Real Estate	Resid. Non- Owner	Resid. Owner	Construction and Development	Equity and Line of Credit	Commercial	Consumer	Total
Three Months Ended June 30, 2011:
Beginning balance	$1,282	9	616	311	422	454	6	716	532	245	4,593
Provision for loan losses	734	1	666	(27)	(144)	456	46	424	17	227	2,400
Recoveries	1	—	—	—	1	7	—	—	—	—	9
Charge-offs	(198)	—	(136)	—	—	(365)	—	(717)	(84)	(222)	(1,722)

Ending balance	$1,819	10	1,146	284	279	552	52	423	465	250	5,280

Six Months Ended June 30, 2011:
Beginning balance	$1,075	9	583	259	441	350	23	744	427	204	4,115
Provision for loan losses	941	1	704	25	(163)	575	29	396	147	270	2,925
Recoveries	1	—	—	—	1	7	—	—	—	1	10
Charge-offs	(198)	—	(141)	—	—	(380)	—	(717)	(109)	(225)	(1,770)

Ending balance	$1,819	10	1,146	284	279	552	52	423	465	250	5,280

Individually evaluated for impairment:
Recorded investment	$2,806	—	6,522	1,076	3,631	575	806	—	70	81	15,567

Balance in allowance for loan losses	$1,389	—	900	293	177	277	47	—	—	179	3,262

Collectively evaluated for impairment:
Recorded investment	$58,028	9,802	10,952	14,600	14,065	31,141	4,148	17,780	17,666	6,981	185,163

Balance in allowance for loan losses	$430	10	246	(9)	102	275	5	423	465	71	2,018

Management believes that the allowance for loan losses at June 30, 2012 appropriately reflects the risk inherent in the portfolio. The methodologies used in the calculation are in compliance with regulatory policy, with FASB Accounting Standard Codification (“ASC”) 310 and 450 and on other requirements of US GAAP.

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3.	Loans, Continued.

The following summarizes the loan credit quality (in thousands):

	Real Estate Mortgage
Credit Risk Profile by Internally Assigned Grade	Office/ Retail/ Other	Multi- Family	Land	Commercial Real Estate	Resid. Non- Owner	Resid. Owner	Construction and Development	Home Equity and Line of Credit	Commercial	Consumer	Total
June 30, 2012:
Grade:
Pass	$49,755	16,152	8,935	12,845	8,216	34,269	4,792	13,100	18,874	6,698	173,636
Special mention	5,083	—	2,289	185	1,169	960	111	302	589	129	10,817
Substandard	2,852	—	3,780	—	4,192	257	2,154	500	245	437	14,417

Total	$57,690	16,152	15,004	13,030	13,577	35,486	7,057	13,902	19,708	7,264	198,870

December 31, 2011:
Grade:
Pass	49,338	16,421	9,207	12,749	10,475	31,467	4,255	14,142	18,541	6,862	173,457
Special mention	4,756	—	2,211	635	1,009	664	112	179	303	133	10,002
Substandard	4,912	—	4,700	—	2,831	121	2,153	201	645	289	15,852

Total	$59,006	16,421	16,118	13,384	14,315	32,252	6,520	14,522	19,489	7,284	199,311

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3.	Loans, Continued. The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.

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

Age analysis of past-due loans is as follows (in thousands):

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
At June 30, 2012:
Real estate mortgage loans:
Office/retail/other	$849	—	—	849	55,031	1,810	57,690
Multi-family	—	—	—	—	16,152	—	16,152
Land	299	—	—	299	13,582	1,123	15,004
Commercial real estate	—	—	—	—	13,030	—	13,030
Residential nonowner	410	—	—	410	10,898	2,269	13,577
Residential owner	—	—	—	—	35,229	257	35,486
Construction and development	785	—	—	785	6,272	—	7,057
Home equity and line of credit	—	—	—	—	13,852	50	13,902
Commercial	14	—	—	14	19,449	245	19,708
Consumer	57	11	—	68	7,030	166	7,264

Total	$2,414	11	—	2,425	190,525	5,920	198,870

At December 31, 2011:
Real estate mortgage loans:
Office/retail/other	—	2,718	—	2,718	55,537	751	59,006
Multi-family	—	—	—	—	16,421	—	16,421
Land	1,480	—	—	1,480	12,864	1,774	16,118
Commercial real estate	—	—	—	—	13,384	—	13,384
Residential nonowner	—	—	—	—	11,953	2,362	14,315
Residential owner	516	—	—	516	31,615	121	32,252
Construction and development	—	—	—	—	5,152	1,368	6,520
Home equity and line of credit	—	—	—	—	14,522	—	14,522
Commercial	179	—	—	179	19,245	65	19,489
Consumer	58	—	—	58	7,199	27	7,284

Total	$2,233	2,718	—	4,951	187,892	6,468	199,311

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3.	Loans, Continued. The following summarizes the amount of impaired loans (in thousands):

	With No Related Allowance Recorded		With an Allowance Recorded			Total
	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
June 30, 2012:
Real estate mortgage loans:
Office/retail/other	$1,810	2,845	645	645	200	2,455	3,490	200
Multi-family	—	—	—	—	—	—	—	—
Land	1,124	2,893	2,656	2,656	764	3,780	5,549	764
Commercial real estate	—	—	—	—	—	—	—	—
Residential nonowner	2,269	2,269	139	139	66	2,408	2,408	66
Residential owner	257	305	—	—	—	257	305	—
Construction and development	—	—	2,154	2,154	613	2,154	2,154	613
Home equity and line of credit	250	250	50	50	50	300	300	50
Commercial	65	70	180	180	180	245	250	180
Consumer	—	—	413	413	278	413	413	278

Total	$5,775	8,632	6,237	6,237	2,151	12,012	14,869	2,151

December 31, 2011:
Real estate mortgage loans:
Office/retail/other	750	1,016	3,364	3,629	1,208	4,114	4,645	1,208
Multi-family	—	—	—	—	—	—	—	—
Land	82	144	4,618	6,184	1,234	4,700	6,328	1,234
Commercial real estate	—	—	—	—	—	—	—	—
Residential nonowner	2,269	2,269	93	111	2	2,362	2,380	2
Residential owner	121	141	—	20	—	121	161	—
Construction and development	—	—	2,153	2,153	600	2,153	2,153	600
Home equity and line of credit	—	—	—	—	—	—	—	—
Commercial	65	70	—	—	—	65	70	—
Consumer	—	—	275	275	179	275	275	179

	$3,287	3,640	10,503	12,372	3,223	13,790	16,012	3,223

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3.	Loans, Continued. The average net investment in impaired loans and interest income recognized and received on impaired loans are as follows (in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2012			2012
	Average Recorded Investment	Interest Income Recognized	Interest Income Received	Average Recorded Investment	Interest Income Recognized	Interest Income Received
Real estate mortgage loans:
Office/retail/other	$2,909	7	7	3,311	203	203
Multi-family	—	—	—	—	—	—
Land	4,056	21	21	4,271	138	138
Commercial real estate	—	—	—	—	—	—
Residential nonowner	2,338	1	1	2,346	29	29
Residential owner	327	—	—	258	—	—
Construction and development	2,154	20	20	2,154	53	53
Home equity and line of credit	339	1	1	226	1	1
Commercial	155	—	—	125	—	—
Consumer	330	4	4	312	10	10

Total	$12,608	54	54	13,003	434	434

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2011			2011
	Average Recorded Investment	Interest Income Recognized	Interest Income Received	Average Recorded Investment	Interest Income Recognized	Interest Income Received
Real estate mortgage loans:
Office/retail/other	$3,873	48	48	3,758	99	99
Multi-family	—	—	—	—	—	—
Land	7,894	49	49	7,982	98	98
Commercial real estate	1,225	—	—	1,226	—	—
Residential nonowner	1,451	11	11	1,070	11	11
Residential owner	838	—	—	789	—	—
Construction and development	876	8	8	891	17	17
Home equity and line of credit	1,378	—	—	1,381	15	15
Commercial	112	—	—	127	—	—
Consumer	261	1	1	260	3	3

Total	$17,908	117	117	17,484	243	243

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3.	Loans, Continued. Troubled debt restructurings entered during the period are as follows (dollars in thousands):

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012			At June 30, 2012 Nonaccrual
	Outstanding Recorded Investment			Outstanding Recorded Investment
	Number of Contracts	Pre- Modification	Post- Modification	Number of Contracts	Pre- Modification	Post- Modification
Troubled Debt Restructurings:
Real estate mortgage loans:
Office/retail/other:
Modified interest rate	—	$—	—	1	$645	645	—
Modified interest rate and amortization	—	—	—	1	1,683	1,683	—
Land:
Modified interest rate and amortization	—	—	—	3	2,600	2,600	1,123
Residential nonowner:
Modified interest rate	1	139	139	1	139	139	—
Modified interest rate and amortization	—	—	—	1	2,269	2,269	2,269
Construction and development:
Modified interest rate	1	1,369	1,369	2	2,154	2,154	—
Home equity and line of credit:
Modified interest rate	1	250	250	1	250	250	—
Consumer:
Modified interest rate	1	157	157	1	157	157	—
Modified interest rate and amortization	—	—	—	1	89	89	89

Total	4	$1,915	1,915	12	$9,986	9,986	3,481

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

TDR’s that subsequently defaulted during the six-month period ended June 30, 2012, which were restructured during the last twelve months are as follows (dollars in thousands):

	Number of Contracts	Recorded Investment
Troubled Debt Restructurings:
Real estate mortgage loans:
Residential owner	2	$246
Land	1	2,325

	3	$2,571

Loans Held for Sale – As shown in the Statement of Cash Flows, all loans sold were originated for sale, with none reclassified from the portfolio.

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

4.	Earnings (Loss) Per Share. Basic earnings (loss) per share has been computed on the basis of the weighted-average number of shares of common stock outstanding during the periods, which was 2,633,208 shares and 2,649,893 shares during the six-month periods ended June 30, 2012 and 2011, respectively. During the three month periods ended June 30, 2012 and 2011 the weighted-average number of shares of common stock outstanding were 2,633,208 shares and 2,646,615 shares respectively. All outstanding stock options are not dilutive due to the net losses of the Company during the three- and six month period ended June 30, 2011. All outstanding stock options are not considered dilutive for the three- and six month period ended June 30, 2012 due to the exercise price exceeding the average market price for the purposes of calculating diluted EPS, which is computed using the treasury stock method.

5.	Share-Based Compensation. The Company adopted a stock option plan for its employees and directors (the “Plan”). Fifteen percent of the total amount of common shares outstanding, up to 450,000 shares (currently 394,981 shares), have been reserved under the Plan. Stock options are granted at an exercise price equal to or greater than the fair market value of the common stock on the date of grant. Options granted to directors vest immediately and for employees, the options primarily vest over two years starting with the date of grant and ending on the second anniversary thereof. At June 30, 2012, there were 132,612 options available for future grants under the Plan. A summary of stock option transactions under the Plan for the six-month period ended June 30, 2012, follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Options outstanding at December 31, 2011	243,953	$10.12
Options forfeited	(5,100)	$10.18

Options outstanding at June 30, 2012	238,853	$10.12	4.35 years	$—

Options exercisable at June 30, 2012	238,853	$10.12	4.35 years	$—

There were no options granted or exercised during the six month periods ended June 30, 2012 and 2011. At June 30, 2012, there was no unrecognized compensation expense related to the nonvested share-based compensation arrangement granted under the plan. The total fair value of shares vesting and recognized as compensation was approximately $1,000 for the six month period ended June 30, 2011.

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

6.	Fair Value Measurements. Our listing of financial assets subject to fair value measurements on a recurring basis are as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2012:
U.S. Government agency securities	$1,020	—	1,020	—
Mortgage-backed securities	32,756	—	32,756	—
Municipal bonds	8,119	—	8,119	—
Corporate bonds	2,073	—	2,073	—

	$43,968	—	43,968	—

As of December 31, 2011:
U.S. Government agency securities	1,059	—	1,059	—
Mortgage-backed securities	47,164	—	47,164	—
Corporate bonds	1,993	—	1,993	—

	$50,216	—	50,216	—

There were no transfers of securities between levels of inputs during the six months ended June 30, 2012 and during the year ended December 31, 2011.

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

6.	Fair Value Measurements, Continued. Impaired collateral-dependent loans are carried at fair value when the current collateral value is lower than the carrying value of the loan. Impaired collateral-dependent loans are evaluated individually according to an appraised value obtained at least annually. Those impaired collateral-dependent loans which are measured at fair value or a nonrecurring basis are as follows (in thousands):

	Fair Value	Level 1	Level 2	Level 3	Total Losses	Losses Recorded in Operations for the Six-Month Period Ended June 30, 2012
At June 30, 2012:
Real estate mortgage:
Office/retail/other	$2,128	—	—	2,128	1,235	27
Multi-family	—	—	—	—	—	—
Land	3,016	—	—	3,016	2,534	3
Commercial real estate	—	—	—	—	—	—
Residential nonowner	73	—	—	73	66	66
Residential owner	257	—	—	257	48	28
Construction and development	1,541	—	—	1,541	613	13
Home equity and line of credit	—	—	—	—	50	50
Commercial	65	—	—	65	184	180
Consumer	135	—	—	135	278	113

Total	$7,215	—	—	7,215	5,008	480

	Fair Value	Level 1	Level 2	Level 3	Total Losses	Losses Recorded in Operations for the Year Ended December 31, 2011
At December 31, 2011:
Real estate mortgage:
Office/retail/other	2,906	—	—	2,906	1,473	1,213
Multi-family	—	—	—	—	—	—
Land	3,466	—	—	3,466	2,801	1,422
Commercial real estate	—	—	—	—	—	—
Residential nonowner	91	—	—	91	20	(6)
Residential owner	121	—	—	121	40	20
Construction and development	1,554	—	—	1,554	600	600
Home equity and line of credit	—	—	—	—	—	—
Commercial	65	—	—	65	5	5
Consumer	96	—	—	96	179	84

Total	$8,299	—	—	8,299	5,118	3,338

In addition, loans with a carrying value of $2,646,000 at June 30, 2012 were measured for impairment using Level 3 inputs and had a fair value in excess of carrying value.

In addition, loans with a carrying value of $2,269,000 at December 31, 2011 were measured for impairment using Level 3 inputs and had a fair value in excess of carrying value.

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

6.	Fair Value Measurements, Continued. Other real estate owned is recorded at fair value less estimated costs to sell. Other real estate owned which is measured at fair value on a nonrecurring basis is as follows (in thousands):

	Fair Value	Level 1	Level 2	Level 3	Total Losses	Losses Recorded in Operations for the Six-Month Period Ended June 30, 2012

At June 30, 2012	$3,269	—	—	3,269	899	90

	Fair Value	Level 1	Level 2	Level 3	Total Losses	Losses Recorded in Operations for the Year Ended December 31, 2011

At December 31, 2011	$4,523	—	—	4,523	2,128	1,522

7.	Fair Value of Financial Instruments. The fair value estimates of all of our financial instruments shown in the table that follows are made at a specific point in time based on available information. Where available, quoted market prices are used, which are level 1 valuations. A significant portion of our financial instruments, such as our mortgage loans, do not have an active marketplace in which they can be readily sold or purchased to determine fair value. Consequently, fair value estimates for such instruments are based on assumptions made by us that include the instrument’s credit risk characteristics and future estimated cash flows and prevailing interest rates, which are level 3 valuations. As a result, these fair value estimates are subjective in nature, involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. Accordingly, changes in any of our assumptions could cause the fair value estimates to deviate substantially. The carrying and estimated fair values of our financial instruments are as follows (in thousands):

	At June 30, 2012		At December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents (1)	$14,699	14,699	5,077	5,077
Securities available for sale (2)	43,968	43,968	50,216	50,216
Loans, net (3)	194,937	193,459	194,274	193,445
Loans held for sale (3)	6,484	6,484	9,961	9,961
Accrued interest receivable (3)	803	803	860	860
Federal Home Loan Bank stock (3)	1,068	1,068	1,266	1,266

Financial liabilities:
Deposits (3)	240,866	241,669	241,228	242,748

Federal Home Loan Bank advances (3)	13,000	14,948	16,000	17,975
Other borrowings (3)	2,691	2,691	1,754	1,754

Accrued interest payable (3)	282	282	342	342

Off-balance-sheet financial instruments	—	—	—	—

(1)	We consider this fair value measurement to be Level 1.
(2)	We consider this fair value measurement to be Level 2.
(3)	We consider this fair value measurement to be Level 3.

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

The following table summarizes the Bank’s contractual obligations, including certain on-balance sheet and off-balance sheet obligations, at June 30, 2012 (in thousands):

Contractual Obligations	Total

Time deposit maturities	$115,730
Advances from Federal Home Loan Bank	13,000
Other borrowings	2,691
Commitments to extend credit	1,402
Unused lines of credit	15,279
Standby letters of credit	97

Total	$148,199

Management believes that the Bank has adequate resources to fund all its commitments, that a majority of all of its existing commitments will be funded within 12 months and, if so desired, that the Bank can adjust the rates and terms on time deposits and other deposit accounts to retain or obtain new deposits in a changing interest rate environment.

The Bank has agreed with its regulators to undertake a program of corrective and proactive actions as contained in a memorandum of understanding. The memorandum of understanding imposes no penalties on the Bank and as of June 30, 2012, the Bank was in compliance with all of its provisions. Specifically, the Bank has agreed to maintain its “well capitalized” position, to establish and maintain an adequate allowance for loan and lease losses, to reduce adversely classified assets, to submit to the regulators a strategic plan and a commercial real estate loan risk monitoring and reduction plan, to ensure compliance with laws, regulations and policy statements, to not pay dividends, to notify the regulators of any changes in directors or executive officers and to provide periodic reports as to the Bank’s compliance with the memorandum. We believe we are in substantive compliance at this time.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Regulatory Capital Requirements

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. If such minimum amounts and percentages are met, the Bank is considered “adequately capitalized.” If the actual amounts exceed the requirements of “adequately capitalized,” and meet even more stringent minimum standards, they are considered “well capitalized.” Management believes as of June 30, 2012, the Bank meets the capital requirements for a “well capitalized” financial institution.

The table below shows the total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios of the Bank at June 30, 2012 and December 31, 2011, and the minimum required amounts and percentages ($ in thousands).

	Actual		For Capital Adequacy Purposes		For Well Capitalized Purposes
	Amount	Percent	Amount	Percent	Amount	Percent
As of June 30, 2012:
Total capital to Risk - Weighted Assets	$22,291	10.67%	$16,713	8.00%	$20,891	10.00%
Tier I Capital to Risk - Weighted Assets	19,659	9.41	8,357	4.00	12,535	6.00
Tier I Capital to Average Assets	19,659	7.03	11,186	4.00	13,982	5.00

As of December 31, 2011:
Total capital to Risk - Weighted Assets	21,482	10.16	16,915	8.00	21,144	10.00
Tier I Capital to Risk - Weighted Assets	18,805	8.89	8,461	4.00	12,692	6.00
Tier I Capital to Average Assets	18,805	6.49	11,590	4.00	14,488	5.00

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Results of Operations

The following table shows selected ratios for the periods ended or at the dates indicated:

	Six Months Ended June 30, 2012	Year Ended December 31, 2011	Six Months Ended June 30, 2011

Average equity as a percentage of average assets	8.55%	8.59%	8.76%

Total equity to total assets at end of period	8.69%	8.53%	8.38%

Return on average assets (1)	0.28%	(0.92)%	(1.01)%

Return on average equity (1)	3.23%	(10.70)%	(11.47)%

Noninterest expense to average assets (1)	3.64%	3.70%	3.21%

Nonperforming loans to total loans at end of period (2)	2.98%	3.25%	4.75%

(1)	Annualized for the six-months ended June 30, 2012 and 2011.
(2)	Nonperforming loans consist of nonaccrual loans and accruing loans contractually past due ninety days or more.

Changes in Financial Condition

Total assets decreased $1.6 million or .6%, from $284.5 million at December 31, 2011 to $282.9 million at June 30, 2012, primarily as a result of a $6.2 million decrease in securities available for sale and a $3.5 million decrease in loans held for sale offset by an increase in cash and cash equivalents of $9.6 million. Deposits decreased $360,000 from $241.2 million at December 31, 2011 to $240.8 million at June 30, 2012.

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

	Three Months Ended June 30,
	2012			2011
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	($ in thousands)
Interest-earning assets:
Loans	$200,021	2,700	5.43%	$209,796	2,735	5.23%
Securities	43,904	272	2.49	48,075	363	3.03
Other (1)	6,462	4	0.25	20,453	6	0.12

Total interest-earning assets	250,387	2,976	4.78	278,324	3,104	4.47

Noninterest-earning assets	32,827			30,022

Total assets	$283,214			$308,346

Interest-bearing liabilities:
Deposits	208,283	524	1.01	230,215	790	1.38
Federal Home Loan Bank advances and other borrowings	15,997	149	3.75	22,057	164	2.98

Total interest-bearing liabilities	224,280	673	1.21	252,272	954	1.52

Noninterest-bearing deposits	33,621			28,204
Noninterest-bearing liabilities	965			1,212
Stockholders’ equity	24,348			26,658

Total liabilities and stockholders’ equity	$283,214			$308,346

Net interest income		$2,303			$2,150

Interest-rate spread			3.57%			2.96%

Net interest margin (2)			3.70%			3.10%

Ratio of interest-earning assets to interest-bearing liabilities	1.12			1.10

(1)	Includes interest-earning deposits, federal funds sold and Federal Home Loan Bank stock.
(2)	Net interest margin is annualized net interest income divided by average interest-earning assets.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

	Six Months Ended June 30,
	2012			2011
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	($ in thousands)
Interest-earning assets:
Loans	$199,781	5,377	5.41%	$212,466	5,728	5.44%
Securities	46,090	524	2.29	48,396	681	2.84
Other (1)	5,612	7	0.25	15,582	11	0.14

Total interest-earning assets	251,483	5,908	4.72	276,444	6,420	4.68

Noninterest-earning assets	32,088			30,539

Total assets	$283,571			$306,983

Interest-bearing liabilities:
Deposits	209,631	1,117	1.07	227,282	1,648	1.46
Federal Home Loan Bank advances and other borrowings	16,412	298	3.65	23,608	331	2.83

Total interest-bearing liabilities	226,043	1,415	1.26	250,890	1,979	1.59

Noninterest-bearing deposits	32,342			28,382
Noninterest-bearing liabilities	942			809
Stockholders’ equity	24,244			26,902

Total liabilities and stockholders’ equity	$283,571			$306,983

Net interest income		$4,493			$4,441

Interest-rate spread			3.47%			3.09%

Net interest margin (2)			3.59%			3.24%

Ratio of interest-earning assets to interest-bearing liabilities	1.11			1.10

(1)	Includes interest-earning deposits, federal funds sold and Federal Home Loan Bank stock.
(2)	Net interest margin is annualized net interest income divided by average interest-earning assets.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Comparison of the Three-Month Periods Ended June 30, 2012 and 2011

General Operating Results. Net earnings available to common shareholders for the three-month period ended June 30, 2012 was $93,000, or $0.04 per basic and diluted common share, compared to a net loss of $1.6 million, or $(0.61) per basic and diluted common share, for the comparable period in 2011. The $1.7 million increase in net earnings available to common shareholders resulted primarily from a $153,000 increase in net interest income, a decrease of $1.8 million in provision for loan losses, an increase of $646,000 in noninterest income, a decrease of $69,000 in noninterest expense, and an increase of $1.0 million in income tax expense.

Interest Income. Interest income decreased $128,000 to $3.0 million for the three-month period ended June 30, 2012, compared to the three-month period ended June 30, 2011. The decrease was due to a $28 million decrease in average interest-earning assets outstanding for the three-months ended June 30, 2012 partially offset by an increase in the average yield earned on interest-earning assets from 4.47% for the three-months ended June 30, 2011 to 4.78% for three-months ended June 30, 2012.

Interest Expense. Interest expense decreased $281,000 for the three-month period ended June 30, 2012 compared to the three-month period ended June 30, 2011. The decrease was primarily due to a decrease in the average cost of interest-bearing liabilities from 1.52% for the three-months ended June 30, 2011 to 1.21% for the comparable 2012 period. Average interest-bearing liabilities decreased from $252.3 million outstanding during the three-months ended June 30, 2011 to $224.3 million outstanding during the comparable period for 2012.

Provision for Loan Losses. The provision for loan losses is charged to operations to increase the total loan loss allowance to a level deemed appropriate by management. The provision is based upon the volume and type of lending conducted by the Company, industry standards, general economic conditions, particularly as they relate to the Company’s market area, and other factors related to the collectability of the Company’s loan portfolio. The Company recorded provisions for loan losses for the three-month periods ended June 30, 2012 and 2011 of $550,000 and $2.4 million, respectively. Management believes that the allowance for loan losses, which was $4.3 million or 2.17% of gross loans at June 30, 2012 is adequate.

Noninterest Income. Noninterest income increased $646,000 during the 2012 period. The increase was primarily due to a $160,000 increase in gain on securities, a $109,000 increase in other noninterest income and a $375,000 increase in gain on sale of loans compared to the three-month period ended June 30, 2011.

Noninterest Expense. Noninterest expense decreased by $69,000 from $2.7 million for the three-month period ended June 30, 2011 to $2.6 million for the three-month period ended June 30, 2012. The decrease was primarily due to a decrease of $389,000 in OREO expense and $53,000 in FDIC assessment partially offset by an increase of $289,000 in salaries and employee benefits and $73,000 in other expenses.

Income Taxes. The income taxes were $103,000 for the three-month period ended June 30, 2012. The income tax benefit was $904,000 for the corresponding period in 2011.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Comparison of the Six-Month Periods Ended June 30, 2012 and 2011

General Operating Results. Net earnings available to common shareholders for the six-month period ended June 30, 2012 was $180,000, or $0.07 per basic and diluted common share, compared to a net loss of $1.7 million, or $(0.66) per basic and diluted common share, for the comparable period in 2011. The $1.9 million increase in net earnings available to common shareholders resulted primarily from a $52,000 increase in net interest income, a decrease of $2.0 million in provision for loan losses, an increase of $1.2 million in noninterest income, a decrease of $254,000 in noninterest expense, and an increase of $1.1 million in income tax expense.

Interest Income. Interest income decreased $512,000 to $5.9 million for the six-month period ended June 30, 2012, compared to the six-month period ended June 30, 2011. The decrease was due to a $25 million decrease in average interest-earning assets outstanding for the six-months ended June 30, 2012 partially offset by an increase in the average yield earned on interest-earning assets from 4.68% for the six-months ended June 30, 2011 to 4.72% for the six-months ended June 30, 2012.

Interest Expense. Interest expense decreased $564,000 for the six-month period ended June 30, 2012 compared to the six-month period ended June 30, 2011. The decrease was primarily due to a decrease in the average cost of interest-bearing liabilities from 1.59% for the six-months ended June 30, 2011 to 1.26% for the comparable 2012 period. Average interest-bearing liabilities decreased from $250.9 million outstanding during the six-months ended June 30, 2011 to $226 million outstanding during the comparable period for 2012.

Provision for Loan Losses. The provision for loan losses is charged to operations to increase the total loan loss allowance to a level deemed appropriate by management. The provision is based upon the volume and type of lending conducted by the Company, industry standards, general economic conditions, particularly as they relate to the Company’s market area, and other factors related to the collectability of the Company’s loan portfolio. The Company recorded provisions for loan losses for the six-month periods ended June 30, 2012 and 2011 of $850,000 and $2.9 million, respectively. Management believes that the allowance for loan losses, which was $4.3 million or 2.17% of gross loans at June 30, 2012 is adequate.

Noninterest Income. Noninterest income increased $1.2 million during the 2012 period. The increase was primarily due to a $723,000 increase in gain on sale of loans, a $259,000 increase in other noninterest income and a $198,000 increase in gain on sale of securities when compared to the six-month period ended June 30, 2011.

Noninterest Expense. Noninterest expense increased by $254,000 from $4.9 million for the six-month period ended June 30, 2011 to $5.1 million for the six-month period ended June 30, 2012. The increase was primarily due to increases of $522,000 in salaries and employee benefits, $95,000 in data processing and $88,000 in other expense partially offset by a decrease in OREO expense of $355,000 and a decrease of $89,000 in FDIC assessments.

Income Taxes. The income taxes were $221,000 for the six-month period ended June 30, 2012. The income tax benefit was $908,000 for the corresponding period in 2011.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4.	Controls and Procedures

a.	Evaluation of disclosure controls and procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of June 30, 2012, the Principal Executive and Principal Financial Officer of the Company concluded that the Company’s disclosure controls and procedures were adequate.

b.	Changes in internal controls. The Company made no significant changes in its internal controls over financial reporting during the quarter ended June 30, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

c.	Limitations on Effectiveness of Controls. The Company, including its Principal Executive Officer and Principal Financial Officer, does not expect that our disclosure controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Part II – OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending legal proceedings to which Alarion Financial Services, Inc. or its subsidiaries is a party or to which any of their property is subject.

Item 1.A.	Risk Factors

Not applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.	Defaults upon Senior Securities

We are currently prohibited from paying dividends without the approval of the Federal Reserve Bank of Atlanta. As a result, in February and May 2012, we did not pay dividends due on our Series A or Series B preferred stock. The dividend payments due in May totaled $88,760 and our aggregate dividend average is currently $177,520.

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

Exhibit No.		Description of Exhibit

(a)	3.1	Articles of Incorporation

(a)	3.2	Bylaws

(b)	3.3	Articles of Amendment to the Articles of Incorporation authorizing the Series A Preferred Shares

(b)	3.4	Articles of Amendment to the Articles of Incorporation authorizing the Series B Preferred Shares

(a)	4.1	Specimen Common Stock Certificate

(a)	4.2	Warrant Plan and Specimen Warrant Plan

(b)	4.3	Form of Certificate for Series A Preferred Stock

(b)	4.4	Form of Certificate for Series B Preferred Stock

(c)	4.5	2005 Stock Plan

(a)	10.1	Employment Agreement with Jon M. Kurtz

(a)	10.2	Lease for Main Office

(b)	10.3	Letter Agreement, dated January 23, 2009 between AFSI and the United States Department of the Treasury

(b)	10.4	Form of Waiver

(b)	10.5	Form of Compliance Agreement

(b)	10.6	Securities Purchase Agreement – Standard Terms between the Company and the United States Department of the Treasury

(d)	10.8	Employment Agreement with Robert L. Page

(a)	14.1	Code of Ethics

	21.1	Schedule of Subsidiaries

	31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

	31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

	32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	101	The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Earnings; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 14, 2012

Alarion Financial Services, Inc.

By:	/s/ Jon M. Kurtz
Name:	Jon M. Kurtz, President and Principal Executive Officer

By:	/s/ Matthew Ivers
Name:	Matthew Ivers, Senior Vice President and Principal Financial and Accounting Officer