Form 10-Q
period 2012-09-30
Alarion Financial Services Inc
filed 2012-11-14
CIK 1353174

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common stock, par value $.01 per share	2,633,208 shares outstanding at November 14, 2012

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

INDEX

Part I. FINANCIAL INFORMATION

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

($ in thousands, except per share amounts)

	At September 30,	At December 31,
	2012	2011
	(unaudited)
Assets
Cash and due from banks	$4,686	4,853
Interest-earning deposits	130	224
Federal funds sold	5,340	—

Cash and cash equivalents	10,156	5,077
Securities available for sale	46,012	50,216
Loans, net of allowance for loan losses of $4,601 and $5,397	188,434	194,274
Loans held for sale	13,962	9,961
Accrued interest receivable	846	860
Premises and equipment, net	12,826	13,042
Other real estate owned, net	5,311	4,523
Federal Home Loan Bank stock, at cost	1,101	1,266
Deferred income taxes	4,089	4,511
Other assets	485	786

Total assets	$283,222	284,516

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing demand deposits	33,096	31,038
NOW, money-market and savings deposits	92,071	85,318
Time deposits less than $100,000	84,226	86,705
Time deposits greater than $100,000	31,173	38,167

Total deposits	240,566	241,228
Federal Home Loan Bank advances	13,000	16,000
Other borrowings	2,649	1,754
Accrued interest payable	231	342
Accrued expenses and other liabilities	1,763	935

Total liabilities	258,209	260,259

Stockholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized:
Preferred stock, Series A, $.01 par value; $1,000 liquidation value; 6,514 shares issued and outstanding	—	—
Preferred stock, Series B, $.01 par value; $1,000 liquidation value; 326 shares issued and outstanding	—	—
Additional paid-in capital, preferred	6,840	6,840
Preferred stock discount	(85)	(134)
Common stock, $.01 par value; 4,000,000 shares authorized, 2,633,208 shares issued and outstanding	26	26
Additional paid-in capital, common	26,595	26,595
Accumulated deficit	(8,835)	(9,271)
Accumulated other comprehensive income	472	201

Total stockholders’ equity	25,013	24,257

Total liabilities and stockholders’ equity	$283,222	284,516

See accompanying Notes to Condensed Consolidated Financial Statements.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDARIES

Condensed Consolidated Statements of Operations (Unaudited)

($ in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest income:
Loans	$2,544	2,759	7,921	8,488
Securities	279	314	803	995
Other	4	7	11	17

Total interest income	2,827	3,080	8,735	9,500

Interest expense:
Deposits	478	738	1,595	2,386
Borrowings	150	160	448	491

Total interest expense	628	898	2,043	2,877

Net interest income	2,199	2,182	6,692	6,623
Provision for loan losses	655	525	1,505	3,450

Net interest income after provision for loan losses	1,544	1,657	5,187	3,173

Noninterest income:
Deposit account fees	96	90	279	277
Net gain on sale of securities	98	—	296	—
Net gain on sales of loans held for sale	818	511	2,174	1,144
Other	257	106	635	225

Total noninterest income	1,269	707	3,384	1,646

Noninterest expense:
Salaries and employee benefits	1,409	1,149	4,099	3,318
Occupancy and equipment	338	345	939	952
Data processing	196	148	574	431
Professional services	122	169	438	487
Advertising and promotion	52	57	156	145
Office supplies and printing	42	37	99	109
Other real estate owned expense	53	248	212	762
FDIC assessment	81	79	295	382
Other	386	308	1,014	847

Total noninterest expense	2,679	2,540	7,826	7,433

Earnings (loss) before income taxes (benefit)	134	(176)	745	(2,614)
Income taxes (benefit)	39	(64)	260	(972)

Net earnings (loss)	95	(112)	485	(1,642)
Preferred stock dividend requirements and accretion of preferred stock to par	105	105	315	315

Net (loss) earnings available to common shareholders	$(10)	(217)	170	(1,957)

Earnings (loss) per common share – basic and diluted	$0.00	(0.08)	0.06	(0.74)

Weighted-average number of common shares outstanding, basic and diluted	2,633,208	2,633,208	2,633,208	2,644,270

Dividends per common share	$—	—	—	—

See accompanying Notes to Condensed Consolidated Financial Statements.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDARIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net earnings (loss)	$95	(112)	485	(1,642)

Other comprehensive income:
Change in unrealized gain (loss) on investments:
Unrealized gain arising during the period	617	197	729	1,410
Reclassification adjustment for realized gains	(98)	—	(296)	—

Net change in unrealized gain	519	197	433	1,410
Deferred income taxes on above change	(195)	(75)	(162)	(529)

Total other comprehensive income	324	122	271	881

Comprehensive income	$419	10	756	(761)

See accompanying Notes to Condensed Consolidated Financial Statements.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

Nine Months Ended September 30, 2012 and 2011

($ in thousands)

											Accumulated Other Compre- hensive Income (Loss)
	Preferred Stock						Common Stock					Total Stockholders’ Equity
	Series A		Series B		Additional Paid-in Capital				Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount		Discount	Shares	Amount
Balance at December 31, 2010	6,514	$—	326	$—	6,840	(200)	2,653,208	$27	26,693	(6,111)	(615)	26,634
Net loss (unaudited)	—	—	—	—	—	—	—	—	—	(1,642)	—	(1,642)
Net change in unrealized loss on securities available for sale, net of taxes of $529 (unaudited)	—	—	—	—	—	—	—	—	—	—	881	881
Share-based compensation (unaudited)	—	—	—	—	—	—	—	—	1	—	—	1
Retirement of stock (unaudited)	—	—	—	—	—	—	(20,000)	(1)	(99)	—	—	(100)
Preferred stock dividend requirements and Series B preferred stock accretion (unaudited)	—	—	—	—	—	49	—	—	—	(315)	—	(266)

Balance at September 30, 2011 (unaudited)	6,514	$—	326	$—	6,840	(151)	2,633,208	$26	26,595	(8,068)	266	25,508

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) Continued

Nine Months Ended September 30, 2012 and 2011

($ in thousands)

											Accumulated Other Compre- hensive Income (Loss)
	Preferred Stock						Common Stock					Total Stockholders’ Equity
	Series A		Series B		Additional Paid-in Capital				Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount		Discount	Shares	Amount
Balance at December 31, 2011	6,514	$—	326	$—	6,840	(134)	2,633,208	$26	26,595	(9,271)	201	24,257
Net earnings (unaudited)	—	—	—	—	—	—	—	—	—	485	—	485
Net change in unrealized gain on securities available for sale, net of taxes of $162 (unaudited)	—	—	—	—	—	—	—	—	—	—	271	271
Series B preferred stock accretion of discount (unaudited)	—	—	—	—	—	49	—	—	—	(49)	—	—

Balance at September 30, 2012 (unaudited)	6,514	$—	326	$—	6,840	(85)	2,633,208	$26	26,595	(8,835)	472	25,013

See accompanying Notes to Condensed Consolidated Financial Statements.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net earnings (loss)	$485	(1,642)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Provision for loan losses	1,505	3,450
Share-based compensation	—	1
Depreciation and amortization	438	424
Gain on sale of loans held for sale	(2,174)	(1,144)
Loans originated for sale	(94,644)	(49,450)
Proceeds from loans sold	92,817	50,696
Deferred income taxes (benefit)	260	(972)
Net amortization of deferred loan fees and costs	111	83
(Gain) loss on sale of other real estate owned	(40)	72
Provision for other real estate owned losses	112	662
Net decrease in accrued interest payable	(111)	(91)
Net decrease in accrued interest receivable	14	60
Net decrease in other assets	301	439
Net gain on sale of securities	(296)	—
Net increase in accrued expenses and other liabilities	828	932
Net amortization of premiums and discounts on securities available for sale	669	515

Net cash provided by operating activities	275	4,035

Cash flows from investing activities:
Purchase of securities available for sale	(31,134)	(4,806)
Proceeds from sales, principal repayments, principal pay-ups and maturities on securities available for sale	35,398	7,486
Net decrease in loans	2,214	11,479
Purchase of premises and equipment	(222)	(203)
Proceeds from sale of other real estate owned	1,150	1,150
Redemption of Federal Home Loan Bank stock	165	7

Net cash provided by investing activities	7,571	15,113

Cash flows from financing activities:
Net (decrease) increase in deposits	(662)	6,234
Net increase (decrease) in other borrowings	895	(22)
Net decrease in Federal Home Loan Bank advances	(3,000)	(8,000)
Preferred stock dividend requirements and Series B stock accretion	—	(266)

Net cash used in financing activities	(2,767)	(2,054)

Net increase in cash and cash equivalents	5,079	17,094
Cash and cash equivalents at beginning of period	5,077	6,404

Cash and cash equivalents at end of period	$10,156	23,498

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited) Continued

(In thousands)

	Nine Months Ended September 30,
	2012	2011
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,154	2,968

Income taxes	$—	—

Noncash transactions:
Accumulated other comprehensive income, net change in unrealized gain on securities available for sale, net of taxes	$271	881

Transfer of loans to other real estate owned	$2,328	3,287

Transfer of other real estate owned to loans	$318	—

Retirement of common stock from other assets	$—	100

See accompanying Notes to Condensed Consolidated Financial Statements.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation. In the opinion of the management of Alarion Financial Services, Inc. (the “Holding Company”), the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position at September 30, 2012 and the results of operations for the three- and nine-month periods ended September 30, 2012 and 2011 and cash flows for the nine-month periods ended September 30, 2012 and 2011. The results of operations for the three- and nine-month periods ended September 30, 2012, are not necessarily indicative of results that may be expected for the year ending December 31, 2012.

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

2.	Securities. Securities have been classified according to management’s intent. The carrying amount of securities available for sale and their approximate fair values are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At September 30, 2012:
U.S. Government agency securities	$926	12	—	938
Mortgage-backed securities	34,055	539	(57)	34,537
Municipal bonds	8,727	187	—	8,914
Corporate bonds	1,550	73	—	1,623

	$45,258	811	(57)	46,012

At December 31, 2011:
U.S. Government agency securities	1,064	—	(5)	1,059
Mortgage-backed securities	46,734	482	(52)	47,164
Corporate bonds	2,097	—	(104)	1,993

	$49,895	482	(161)	50,216

At September 30, 2012 and December 31, 2011, securities with a carrying value of approximately $15.1 million and $12.6 million, respectively, were pledged for other borrowings and public funds.

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

2.	Securities, Continued.

There were no sales of securities during the nine months ended September 30, 2011. Securities sold during the nine months ended September 30, 2012 are as follows (in thousands):

Proceeds received from sales	$27,084

Gross gains	314
Gross losses	(18)

Net gain	$296

Securities with gross unrealized losses at September 30, 2012, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is as follows (in thousands):

	Less Than Twelve Months
	Gross Unrealized Losses	Fair Value
Securities Available for Sale:
Mortgage-backed securities	$(57)	9,566

The unrealized losses on seven investment securities were caused by interest rate changes. It is expected that the securities would not be settled at a price less than the par value of the investments. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

At September 30, 2012, management believed that we will not be required to sell any securities before recovery of their amortized losses.

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3.	Loans. The loan portfolio segments and classes are as follows (in thousands):

	At September 30,	At December 31,
	2012	2011
Real estate mortgage loans:
Office/retail/other	$55,919	59,006
Multi-family	16,072	16,421
Land	14,873	16,118
Commercial real estate	10,722	13,384
Residential nonowner	11,733	14,315
Residential owner	35,707	32,252
Construction and development	7,423	6,520
Home equity and line of credit	14,470	14,522
Commercial	18,767	19,489
Consumer	6,972	7,284

Total loans	192,658	199,311
Allowance for loan losses	(4,601)	(5,397)
Net deferred loan costs	377	360

Loans, net	$188,434	194,274

The Company has divided the loan portfolio into three portfolio segments and ten classes, each with different risk characteristics and methodologies for assessing risk. The portfolio segments and classes identified by the Company are as follows:

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

An analysis of the change in the allowance for loan losses follows (in thousands):

	Office/ Retail/ Other	Multi- Family	Land	Commercial Real Estate	Resid. Non- Owner	Resid. Owner	Construction and Development	Home Equity and Line of Credit	Commercial	Consumer	Total
Three Months Ended September 30, 2012:
Beginning balance	$745	16	981	137	205	506	620	280	408	415	4,313
Provision for loan losses	98	—	(5)	(27)	231	97	1	223	(23)	60	655
Recoveries	1	—	1	—	1	2	—	—	—	—	5
Charge-offs	—	—	—	—	(231)	(64)	—	—	—	(77)	(372)

Ending balance	$844	16	977	110	206	541	621	503	385	398	4,601

Nine Months Ended September 30, 2012:
Beginning balance	$1,625	16	1,420	146	191	378	611	245	437	328	5,397
Provision for loan losses	361	—	73	(36)	263	245	10	498	(52)	143	1,505
Recoveries	2	—	3	—	2	10	—	4	—	15	36
Charge-offs	(1,144)	—	(519)	—	(250)	(92)	—	(244)	—	(88)	(2,337)

Ending balance	$844	16	977	110	206	541	621	503	385	398	4,601

Individually evaluated for impairment:
Recorded investment	$2,892	—	3,780	41	139	243	2,154	430	309	354	10,342

Balance in allowance for loan losses	$375	—	748	—	66	30	613	180	170	272	2,454

Collectively evaluated for impairment:
Recorded investment	$53,027	16,072	11,093	10,681	11,594	35,464	5,269	14,040	18,458	6,618	182,316

Balance in allowance for loan losses	$469	16	229	110	140	511	8	323	215	126	2,147

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3.	Loans, Continued.

	Office/ Retail/ Other	Multi- Family	Land	Commercial Real Estate	Resid. Non- Owner	Resid. Owner	Construction and Development	Home Equity and Line of Credit	Commercial	Consumer	Total
Three Months Ended September 30, 2011:
Beginning balance	$1,818	10	1,146	284	281	550	52	423	465	251	5,280
Provision for loan losses	255	—	(149)	(30)	5	217	2	161	—	64	525
Recoveries	—	—	—	—	4	2	—	—	—	—	6
Charge-offs	—	—	(119)	(159)	—	(33)	—	—	—	(95)	(406)

Ending balance	$2,073	10	878	95	290	736	54	584	465	220	5,405

Nine Months Ended September 30, 2011:
Beginning balance	$1,075	9	583	259	441	350	23	744	427	204	4,115
Provision for loan losses	1,196	1	555	(5)	(158)	792	31	557	147	334	3,450
Recoveries	—	—	—	—	7	7	—	—	—	2	16
Charge-offs	(198)	—	(260)	(159)	—	(413)	—	(717)	(109)	(320)	(2,176)

Ending balance	$2,073	10	878	95	290	736	54	584	465	220	5,405

Individually evaluated for impairment:
Recorded investment	$3,734	—	5,056	1,020	2,571	1,369	831	1,369	135	91	16,176

Balance in allowance for loan losses	$1,160	—	719	—	99	371	47	293	20	91	2,800

Collectively evaluated for impairment:
Recorded investment	$58,309	9,777	10,976	13,495	13,177	31,035	3,945	15,871	19,525	7,534	183,644

Balance in allowance for loan losses	$913	10	159	95	191	365	7	291	445	129	2,605

Management believes that the allowance for loan losses at September 30, 2012 appropriately reflects the risk inherent in the portfolio. The methodologies used in the calculation are in compliance with regulatory policy, with FASB Accounting Standard Codification (“ASC”) 310 and 450 and on other requirements of US GAAP.

The following summarizes the loan credit quality (in thousands):

	Real Estate Mortgage
Credit Risk Profile by Internally Assigned Grade	Office/ Retail/ Other	Multi- Family	Land	Commercial Real Estate	Resid. Non- Owner	Resid. Owner	Construction and Development	Home Equity and Line of Credit	Commercial	Consumer	Total
September 30, 2012:
Grade:
Pass	$48,242	16,072	8,819	10,538	9,655	34,285	4,245	13,669	18,380	6,548	170,453
Special mention	4,388	—	2,274	143	1,526	1,042	1,024	172	78	70	10,717
Substandard	3,289	—	3,780	41	552	380	2,154	629	309	354	11,488

Total	$55,919	16,072	14,873	10,722	11,733	35,707	7,423	14,470	18,767	6,972	192,658

December 31, 2011:
Grade:
Pass	49,338	16,421	9,207	12,749	10,475	31,467	4,255	14,142	18,541	6,862	173,457
Special mention	4,756	—	2,211	635	1,009	664	112	179	303	133	10,002
Substandard	4,912	—	4,700	—	2,831	121	2,153	201	645	289	15,852

Total	$59,006	16,421	16,118	13,384	14,315	32,252	6,520	14,522	19,489	7,284	199,311

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3.	Loans, Continued.

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

Age analysis of past-due loans is as follows (in thousands):

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
At September 30, 2012:
Real estate mortgage loans:
Office/retail/other	$—	397	—	397	53,274	2,248	55,919
Multi-family	—	—	—	—	16,072	—	16,072
Land	299	—	—	299	13,451	1,123	14,873
Commercial real estate	—	—	—	—	10,681	41	10,722
Residential nonowner	—	169	—	169	11,564	—	11,733
Residential owner	—	72	137	209	35,255	243	35,707
Construction and development	785	—	—	785	6,638	—	7,423
Home equity and line of credit	49	35	—	84	14,336	50	14,470
Commercial	77	—	13	90	18,368	309	18,767
Consumer	33	284	63	380	6,528	64	6,972

Total	$1,243	957	213	2,413	186,167	4,078	192,658

At December 31, 2011:
Real estate mortgage loans:
Office/retail/other	—	2,718	—	2,718	55,537	751	59,006
Multi-family	—	—	—	—	16,421	—	16,421
Land	1,480	—	—	1,480	12,864	1,774	16,118
Commercial real estate	—	—	—	—	13,384	—	13,384
Residential nonowner	—	—	—	—	11,953	2,362	14,315
Residential owner	516	—	—	516	31,615	121	32,252
Construction and development	—	—	—	—	5,152	1,368	6,520
Home equity and line of credit	—	—	—	—	14,522	—	14,522
Commercial	179	—	—	179	19,245	65	19,489
Consumer	58	—	—	58	7,199	27	7,284

Total	$2,233	2,718	—	4,951	187,892	6,468	199,311

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3.	Loans, Continued.

The following summarizes the amount of impaired loans (in thousands):

	With No Related Allowance Recorded		With an Allowance Recorded			Total
	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
September 30, 2012:
Real estate mortgage loans:
Office/retail/other	$1,796	2,831	1,096	1,096	375	2,892	3,927	375
Multi-family	—	—	—	—	—	—	—	—
Land	1,124	2,893	2,656	2,656	748	3,780	5,549	748
Commercial real estate	41	41	—	—	—	41	41	—
Residential nonowner	—	—	139	139	66	139	139	66
Residential owner	213	291	30	30	30	243	321	30
Construction and development	—	—	2,154	2,154	613	2,154	2,154	613
Home equity and line of credit	250	250	180	180	180	430	430	180
Commercial	139	139	170	170	170	309	309	170
Consumer	—	—	354	431	272	354	431	272

Total	$3,563	6,445	6,779	6,856	2,454	10,342	13,301	2,454

December 31, 2011:
Real estate mortgage loans:
Office/retail/other	750	1,016	3,364	3,629	1,208	4,114	4,645	1,208
Multi-family	—	—	—	—	—	—	—	—
Land	82	144	4,618	6,184	1,234	4,700	6,328	1,234
Commercial real estate	—	—	—	—	—	—	—	—
Residential nonowner	2,269	2,269	93	111	2	2,362	2,380	2
Residential owner	121	141	—	20	—	121	161	—
Construction and development	—	—	2,153	2,153	600	2,153	2,153	600
Home equity and line of credit	—	—	—	—	—	—	—	—
Commercial	65	70	—	—	—	65	70	—
Consumer	—	—	275	275	179	275	275	179

	$3,287	3,640	10,503	12,372	3,223	13,790	16,012	3,223

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3.	Loans, Continued.

The average net investment in impaired loans and interest income recognized and received on impaired loans are as follows (in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2012			2012
	Average Recorded Investment	Interest Income Recognized	Interest Income Received	Average Recorded Investment	Interest Income Recognized	Interest Income Received
Real estate mortgage loans:
Office/retail/other	$2,674	10	10	3,018	216	216
Multi-family	—	—	—	—	—	—
Land	3,780	21	21	4,126	159	159
Commercial real estate	20	—	—	10	—	—
Residential nonowner	1,273	1	1	1,794	30	30
Residential owner	250	—	—	223	—	—
Construction and development	2,154	20	20	2,154	74	74
Home equity and line of credit	365	2	2	245	4	4
Commercial	277	—	—	171	—	—
Consumer	384	5	5	316	15	15

Total	$11,177	59	59	12,057	498	498

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2011			2011
	Average Recorded Investment	Interest Income Recognized	Interest Income Received	Average Recorded Investment	Interest Income Recognized	Interest Income Received
Real estate mortgage loans:
Office/retail/other	$3,964	49	49	3,752	148	148
Multi-family	—	—	—	—	—	—
Land	6,239	45	45	7,251	143	143
Commercial real estate	1,122	—	—	1,174	—	—
Residential nonowner	2,578	17	17	1,445	28	28
Residential owner	1,110	—	—	934	1	1
Construction and development	842	8	8	876	25	25
Home equity and line of credit	1,368	—	—	1,378	15	15
Commercial	103	—	—	129	—	—
Consumer	176	1	1	218	4	4

Total	$17,502	120	120	17,157	364	364

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3.	Loans, Continued.

Troubled debt restructurings entered during the period are as follows (dollars in thousands):

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012			At September 30, 2012 Nonaccrual
	Outstanding Recorded Investment			Outstanding Recorded Investment
	Number of Contracts	Pre- Modification	Post- Modification	Number of Contracts	Pre- Modification	Post- Modification
Troubled Debt Restructurings:
Real estate mortgage loans:
Office/retail/other:
Modified interest rate	—	$—	—	1	$644	644	—
Modified interest rate and amortization	1	452	452	2	2,120	2,120	452
Land:
Modified interest rate and amortization	1	1,180	1,180	4	3,780	3,780	1,123
Commercial Real Estate:
Modified interest rate and amortization	1	41	41	1	41	41	41
Residential nonowner:
Modified interest rate	—	—	—	1	139	139	—
Residential owner:
Modified interest rate	1	76	76	1	76	76	76
Construction and development:
Modified interest rate	—	—	—	2	2,154	2,154	—
Home equity and line of credit:
Modified interest rate	—	—	—	1	250	250	—
Modified amortization	1	130	130	1	130	130	—
Consumer:
Modified interest rate	—	—	—	1	157	157	—
Modified interest rate and amortization	1	64	64	2	152	152	152

Total	6	$1,943	1,943	17	$9,643	9,643	1,844

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

TDR’s that subsequently defaulted during the nine-month period ended September 30, 2012, which were restructured during the last twelve months are as follows (dollars in thousands):

	Number of Contracts	Recorded Investment
Troubled Debt Restructurings:
Real estate mortgage loans:
Residential owner	3	$366
Residential nonowner	1	2,291

	4	$2,657

Loans Held for Sale - As shown in the Statement of Cash Flows, all loans sold were originated for sale, with none reclassified from the portfolio.

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

4.	Earnings (Loss) Per Share. Basic earnings (loss) per share has been computed on the basis of the weighted-average number of shares of common stock outstanding during the periods, which was 2,633,208 shares and 2,644,270 shares during the nine-month periods ended September 30, 2012 and 2011, respectively. During the three month periods ended September 30, 2012 and 2011, the weighted-average number of shares of common stock outstanding was 2,633,208 shares respectively. All outstanding stock options are not dilutive due to the net losses of the Company during the three- and nine -month periods ended September 30, 2011. All outstanding stock options are not considered dilutive for the three- and nine-month periods ended September 30, 2012 due to the exercise price exceeding the average market price for the purposes of calculating diluted EPS, which is computed using the treasury stock method.

5.	Share-Based Compensation. The Company adopted a stock option plan for its employees and directors (the “Plan”). Fifteen percent of the total amount of common shares outstanding, up to 450,000 shares (currently 394,981 shares), have been reserved under the Plan. Stock options are granted at an exercise price equal to or greater than the fair market value of the common stock on the date of grant. Options granted to directors vest immediately and for employees, the options primarily vest over two years starting with the date of grant and ending on the second anniversary thereof. At September 30, 2012, there were 135,112 options available for future grants under the Plan. A summary of stock option transactions under the Plan for the nine-month period ended September 30, 2012, follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2011	243,953	$10.12
Options forfeited	(7,600)	10.22

Options outstanding at September 30, 2012	236,353	$10.11	4.08 years	$—

Options exercisable at September 30, 2012	236,353	$10.11	4.08 years	$—

There were no options granted or exercised during the nine month periods ended September 30, 2012 and 2011. At September 30, 2012, there was no unrecognized compensation expense related to the nonvested share-based compensation arrangement granted under the plan. The total fair value of shares vesting and recognized as compensation was approximately $1,000 for the nine month period ended September 30, 2011.

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

6.	Fair Value Measurements. Our listing of financial assets subject to fair value measurements on a recurring basis are as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2012:
U.S. Government agency securities	$938	—	938	—
Mortgage-backed securities	34,537	—	34,537	—
Municipal bonds	8,914	—	8,914	—
Corporate bonds	1,623	—	1,623	—

	$46,012	—	46,012	—

As of December 31, 2011:
U.S. Government agency securities	1,059	—	1,059	—
Mortgage-backed securities	47,164	—	47,164	—
Corporate bonds	1,993	—	1,993	—

	$50,216	—	50,216	—

There were no transfers of securities between levels of inputs during the nine months ended September 30, 2012 and during the year ended December 31, 2011.

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

Impaired collateral-dependent loans are carried at fair value when the current collateral value is lower than the carrying value of the loan. Impaired collateral-dependent loans are evaluated individually according to an appraised value obtained at least annually. Those impaired collateral-dependent loans which are measured at fair value or a nonrecurring basis are as follows (in thousands):

	Fair Value	Level 1	Level 2	Level 3	Total Losses	Losses Recorded in Operations for the Nine-Month Period Ended September 30, 2012
At September 30, 2012:
Real estate mortgage loans:
Office/retail/other	$2,389	—	—	2,389	1,410	202
Multi-family	—	—	—	—	—	—
Land	3,032	—	—	3,032	2,517	3
Commercial real estate	—	—	—	—	—	—
Residential nonowner	73	—	—	73	66	66
Residential owner	213	—	—	213	108	108
Construction and development	1,541	—	—	1,541	613	13
Home equity and line of credit	—	—	—	—	180	180
Commercial	—	—	—	—	170	170
Consumer	82	—	—	82	349	186

Total	$7,330	—	—	7,330	5,413	928

	Fair Value	Level 1	Level 2	Level 3	Total Losses	Losses Recorded in Operations for the Year-Ended December 31, 2011
At December 31, 2011:
Real estate mortgage loans:
Office/retail/other	$2,906	—	—	2,906	1,473	1,213
Multi-family	—	—	—	—	—	—
Land	3,466	—	—	3,466	2,801	1,422
Commercial real estate	—	—	—	—	—	—
Residential nonowner	91	—	—	91	20	(6)
Residential owner	121	—	—	121	40	20
Construction and development	1,554	—	—	1,554	600	600
Home equity and line of credit	—	—	—	—	—	—
Commercial	65	—	—	65	5	5
Consumer	96	—	—	96	179	84

Total	$8,299	—	—	8,299	5,118	3,338

In addition, loans with a carrying value of $556,000 at September 30, 2012 were measured for impairment using Level 3 inputs and had a fair value in excess of carrying value.

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

Other real estate owned is recorded at fair value less estimated costs to sell. Other real estate owned which is measured at fair value on a nonrecurring basis is as follows (in thousands):

	Fair Value	Level 1	Level 2	Level 3	Total Losses	Losses Recorded in Operations for the Nine-Month Period Ended September 30, 2012
At September 30, 2012	$5,311	—	—	5,311	898	89

	Fair Value	Level 1	Level 2	Level 3	Total Losses	Losses Recorded in Operations for the Year Ended December 31, 2011
At December 31, 2011	$4,523	—	—	4,523	2,128	1,522

7.	Fair Value of Financial Instruments. The fair value estimates of all of our financial instruments shown in the table that follows are made at a specific point in time based on available information. Where available, quoted market prices are used, which are level 1 valuations. A significant portion of our financial instruments, such as our mortgage loans, do not have an active marketplace in which they can be readily sold or purchased to determine fair value. Consequently, fair value estimates for such instruments are based on assumptions made by us that include the instrument’s credit risk characteristics and future estimated cash flows and prevailing interest rates, which are level 3 valuations. As a result, these fair value estimates are subjective in nature, involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. Accordingly, changes in any of our assumptions could cause the fair value estimates to deviate substantially.

(continued)

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

7.	Fair Value of Financial Instruments, Continued.

The carrying and estimated fair values of our financial instruments are as follows (in thousands):

	At September 30, 2012		At December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents (1)	$10,156	10,156	5,077	5,077
Securities available for sale (2)	46,012	46,012	50,216	50,216
Loans, net (3)	188,434	187,407	194,274	193,445
Loans held for sale (3)	13,962	13,962	9,961	9,961
Accrued interest receivable (3)	846	846	860	860
Federal Home Loan Bank stock (3)	1,101	1,101	1,266	1,266
Financial liabilities:
Deposits (3)	240,566	241,490	241,228	242,748
Federal Home Loan Bank advances (3)	13,000	14,971	16,000	17,975
Other borrowings (3)	2,649	2,649	1,754	1,754
Accrued interest payable (3)	231	231	342	342
Off-balance-sheet financial instruments	—	—	—	—

(1)	We consider this fair value measurement to be Level 1.
(2)	We consider this fair value measurement to be Level 2.
(3)	We consider these fair value measurements to be Level 3.

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

The following table summarizes the Bank’s contractual obligations, including certain on-balance sheet and off-balance sheet obligations, at September 30, 2012 (in thousands):

Contractual Obligations	Total
Time deposit maturities	$115,399
Advances from Federal Home Loan Bank	13,000
Other borrowings	2,649
Commitments to extend credit	2,478
Unused lines of credit	18,641
Standby letters of credit	94

Total	$152,261

Management believes that the Bank has adequate resources to fund all its commitments, that a majority of all of its existing commitments will be funded within 12 months and, if so desired, that the Bank can adjust the rates and terms on time deposits and other deposit accounts to retain or obtain new deposits in a changing interest rate environment.

The Bank has agreed with its regulators to undertake a program of corrective and proactive actions as contained in a memorandum of understanding. The memorandum of understanding imposes no penalties on the Bank and as of September 30, 2012, the Bank was in compliance with all of its provisions. Specifically, the Bank has agreed to maintain its “well capitalized” position, to establish and maintain an adequate allowance for loan and lease losses, to reduce adversely classified assets, to submit to the regulators a strategic plan and a commercial real estate loan risk monitoring and reduction plan, to ensure compliance with laws, regulations and policy statements, to not pay dividends, to notify the regulators of any changes in directors or executive officers and to provide periodic reports as to the Bank’s compliance with the memorandum. We believe we are in substantive compliance at this time.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. If such minimum amounts and percentages are met, the Bank is considered “adequately capitalized.” If the actual amounts exceed the requirements of “adequately capitalized,” and meet even more stringent minimum standards, they are considered “well capitalized.” Management believes as of September 30, 2012, the Bank meets the capital requirements for a “well capitalized” financial institution.

The table below shows the total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios of the Bank at September 30, 2012 and December 31, 2011, and the minimum required amounts and percentages ($ in thousands).

	Actual		For Capital Adequacy Purposes		For Well Capitalized Purposes
	Amount	Percent	Amount	Percent	Amount	Percent
As of September 30, 2012:
Total capital to Risk—Weighted Assets	$22,504	10.86%	$16,578	8.00%	$20,722	10.00%
Tier I Capital to Risk—Weighted Assets	19,889	9.60	8,287	4.00	12,431	6.00
Tier I Capital to Average Assets	19,889	7.10	11,205	4.00	14,006	5.00
As of December 31, 2011:
Total capital to Risk—Weighted Assets	21,482	10.16	16,915	8.00	21,144	10.00
Tier I Capital to Risk—Weighted Assets	18,805	8.89	8,461	4.00	12,692	6.00
Tier I Capital to Average Assets	18,805	6.49	11,590	4.00	14,488	5.00

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Results of Operations

The following table shows selected ratios for the periods ended or at the dates indicated:

	Nine Months Ended September 30, 2012	Year Ended December 31, 2011	Nine Months Ended September 30, 2011
Average equity as a percentage of average assets	8.58%	8.59%	8.63%
Total equity to total assets at end of period	8.83%	8.53%	8.48%
Return on average assets (1)	0.23%	(0.92)%	(0.72)%
Return on average equity (1)	2.66%	(10.70)%	(8.31)%
Noninterest expense to average assets (1)	3.68%	3.70%	3.24%
Nonperforming loans to total loans at end of period (2)	2.12%	3.25%	3.74%

(1)	Annualized for the nine-months ended September 30, 2012 and 2011.
(2)	Nonperforming loans consist of nonaccrual loans and accruing loans contractually past due ninety days or more.

Changes in Financial Condition

Total assets decreased $1.3 million or .5%, from $284.5 million at December 31, 2011 to $283.2 million at September 30, 2012, primarily as a result of a $4.2 million decrease in securities available for sale and a $5.8 million decrease in loans offset by an increase in cash and cash equivalents of $5.1 million. Deposits decreased $662,000 from $241.2 million at December 31, 2011 to $240.6 million at September 30, 2012.

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

	Three Months Ended September 30,
	2012			2011
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	($ in thousands)
Interest-earning assets:
Loans	$196,796	2,544	5.14%	$203,441	2,759	5.38%
Securities	47,153	279	2.35	46,641	314	2.67
Other (1)	5,805	4	0.27	24,612	7	0.11

Total interest-earning assets	249,754	2,827	4.50	274,694	3,080	4.45

Noninterest-earning assets	33,759			30,127

Total assets	$283,513			$304,821

Interest-bearing liabilities:
Deposits	207,857	478	0.91	230,155	738	1.27
Federal Home Loan Bank advances and other borrowings	16,054	150	3.72	19,474	160	3.26

Total interest-bearing liabilities	223,911	628	1.12	249,629	898	1.43

Noninterest-bearing deposits	33,835			28,658
Noninterest-bearing liabilities	1,230			1,190
Stockholders’ equity	24,537			25,344

Total liabilities and stockholders’ equity	$283,513			$304,821

Net interest income		$2,199			$2,182

Interest-rate spread			3.39%			3.02%

Net interest margin (2)			3.50%			3.15%

Ratio of interest-earning assets to interest-bearing liabilities	1.12			1.10

(1)	Includes interest-earning deposits, federal funds sold and Federal Home Loan Bank stock.
(2)	Net interest margin is annualized net interest income divided by average interest-earning assets.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

	Nine Months Ended September 30,
	2012			2011
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	($ in thousands)
Interest-earning assets:
Loans	$198,778	7,921	5.32%	$209,425	8,488	5.42%
Securities	46,447	803	2.31	47,804	995	2.78
Other (1)	5,677	11	0.26	18,625	17	0.12

Total interest-earning assets	250,902	8,735	4.65	275,854	9,500	4.60

Noninterest-earning assets	32,650			30,411

Total assets	$283,552			$306,265

Interest-bearing liabilities:
Deposits	209,033	1,595	1.02	228,252	2,386	1.40
Federal Home Loan Bank advances and other borrowings	16,292	448	3.67	22,215	491	2.96

Total interest-bearing liabilities	225,325	2,043	1.21	250,467	2,877	1.54

Noninterest-bearing deposits	32,856			28,509
Noninterest-bearing liabilities	1,039			864
Stockholders’ equity	24,332			26,425

Total liabilities and stockholders’ equity	$283,552			$306,265

Net interest income		$6,692			$6,623

Interest-rate spread			3.44%			3.07%

Net interest margin (2)			3.56%			3.21%

Ratio of interest-earning assets to interest-bearing liabilities	1.11			1.10

(1)	Includes interest-earning deposits, federal funds sold and Federal Home Loan Bank stock.
(2)	Net interest margin is annualized net interest income divided by average interest-earning assets.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Comparison of the Three-Month Periods Ended September 30, 2012 and 2011

General Operating Results. Net loss available to common shareholders for the three-month period ended September 30, 2012 was $(10,000), or $0.00 per basic and diluted common share, compared to a net loss of $(217,000), or $(0.08) per basic and diluted common share, for the comparable period in 2011. The $207,000 decrease in net loss available to common shareholders resulted primarily from an increase of $17,000 in net interest income, an increase of $562,000 in noninterest income partially offset by an increase of $130,000 in provision for loan losses, an increase of $139,000 in noninterest expense and an increase of $103,000 in income tax expense.

Interest Income. Interest income decreased $253,000 to $2.8 million for the three-month period ended September 30, 2012, compared to the three-month period ended September 30, 2011. The decrease was due to a $25 million decrease in average interest-earning assets outstanding for the three-months ended September 30, 2012 partially offset by an increase in the average yield earned on interest-earning assets from 4.45% for the three-months ended September 30, 2011 to 4.50% for three-months ended September 30, 2012.

Interest Expense. Interest expense decreased $270,000 for the three-month period ended September 30, 2012 compared to the three-month period ended September 30, 2011. The decrease was due to a decrease in the average cost of interest-bearing liabilities from 1.43% for the three-months ended September 30, 2011 to 1.12% for the comparable 2012 period and a decrease in the average interest-bearing liabilities from $249.6 million outstanding during the three-months ended September 30, 2011 to $223.9 million outstanding during the comparable period for 2012.

Provision for Loan Losses. The provision for loan losses is charged to operations to increase the total loan loss allowance to a level deemed appropriate by management. The provision is based upon the volume and type of lending conducted by the Company, industry standards, general economic conditions, particularly as they relate to the Company’s market area, and other factors related to the collectability of the Company’s loan portfolio. The Company recorded provisions for loan losses for the three-month periods ended September 30, 2012 and 2011 of $655,000 and $525,000, respectively. Management believes that the allowance for loan losses, which was $4.6 million or 2.39% of gross loans at September 30, 2012 is adequate.

Noninterest Income. Noninterest income increased $562,000 during the 2012 period. The increase was primarily due to a $307,000 increase in gain on sale of loans, a $151,000 increase in other noninterest income and a $98,000 increase in gain on sale of securities compared to the three-month period ended September 30, 2011.

Noninterest Expense. Noninterest expense increased by $139,000 from $2.5 million for the three-month period ended September 30, 2011 to $2.6 million for the three-month period ended September 30, 2012. The increase was primarily due to increases of $260,000 in salaries and employee benefits, $78,000 in other expenses, $48,000 in data processing partially offset by decreases of $195,000 in OREO expense and $47,000 in professional services.

Income Taxes. The income tax expense was $39,000 for the three-month period ended September 30, 2012. The income tax benefit was $64,000 for the corresponding period in 2011.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Comparison of the Nine-Month Periods Ended September 30, 2012 and 2011

General Operating Results. Net earnings (loss) available to common shareholders for the nine-month period ended September 30, 2012 was $170,000, or $0.06 per basic and diluted common share, compared to a net (loss) of $(1.96) million, or $(0.74) per basic and diluted common share, for the comparable period in 2011. The $2.1 million increase in net earnings available to common shareholders resulted from an increase of $69,000 in net interest income, a decrease of $1.9 million in provision for loan losses, an increase of $1.7 million in noninterest income offset by an increase of $393,000 in noninterest expense and an increase of $1.2 million in income tax expense.

Interest Income. Interest income decreased $765,000 to $8.7 million for the nine-month period ended September 30, 2012, compared to the nine-month period ended September 30, 2011. The decrease was due to a $25 million decrease in average interest-earning assets outstanding for the nine-months ended September 30, 2012 partially offset by an increase in the average yield earned on interest-earning assets from 4.60% for the nine-months ended September 30, 2011 to 4.65% for the nine-months ended September 30, 2012.

Interest Expense. Interest expense decreased $834,000 for the nine-month period ended September 30, 2012 compared to the nine-month period ended September 30, 2011. The decrease was primarily due to a decrease in the average cost of interest-bearing liabilities from 1.54% for the nine-months ended September 30, 2011 to 1.21% for the comparable 2012 period and a decrease in the average interest-bearing liabilities from $250.5 million outstanding during the nine-months ended September 30, 2011 to $225.3 million outstanding during the comparable period for 2012.

Provision for Loan Losses. The provision for loan losses is charged to operations to increase the total loan loss allowance to a level deemed appropriate by management. The provision is based upon the volume and type of lending conducted by the Company, industry standards, general economic conditions, particularly as they relate to the Company’s market area, and other factors related to the collectability of the Company’s loan portfolio. The Company recorded provisions for loan losses for the nine-month periods ended September 30, 2012 and 2011 of $1.5 million and $3.4 million, respectively. Management believes that the allowance for loan losses, which was $4.6 million or 2.39% of gross loans at September 30, 2012 is adequate.

Noninterest Income. Noninterest income increased $1.7 million during the 2012 period. The increase was due to a $1.0 million increase in gain on sale of loans, a $410,000 increase in other noninterest income and a $296,000 increase in gain on sale of securities when compared to the nine-month period ended September 30, 2011.

Noninterest Expense. Noninterest expense increased by $393,000 from $7.4 million for the nine-month period ended September 30, 2011 to $7.8 million for the nine-month period ended September 30, 2012. The increase was primarily due to increases of $781,000 in salaries and employee benefits, $167,000 in other expenses, $143,000 in data processing partially offset by decreases of $550,000 in OREO expense, $87,000 in FDIC assessments and $49,000 in professional services.

Income Taxes. The income tax expense was $260,000 for the nine-month period ended September 30, 2012. The income tax benefit was $972,000 for the corresponding period in 2011.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

a.	Evaluation of disclosure controls and procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of September 30, 2012, the Principal Executive and Principal Financial Officer of the Company concluded that the Company’s disclosure controls and procedures were adequate.

b.	Changes in internal controls. The Company made no significant changes in its internal controls over financial reporting during the quarter ended September 30, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

c.	Limitations on Effectiveness of Controls. The Company, including its Principal Executive Officer and Principal Financial Officer, does not expect that our disclosure controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending legal proceedings to which Alarion Financial Services, Inc. or its subsidiaries is a party or to which any of their property is subject.

Item 1.A.	Risk Factors

Not applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.	Defaults upon Senior Securities

We are currently prohibited from paying dividends without the approval of the Federal Reserve Bank of Atlanta. As a result, in February, May and August 2012, we did not pay dividends due on our Series A or Series B Preferred Stock. The dividend payments due in August totaled $88,760, and our aggregate dividend arrearage is currently $266,280.

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

Exhibit No.		Description of Exhibit

(a)	3.1	Articles of Incorporation

(a)	3.2	Bylaws

(b)	3.3	Articles of Amendment to the Articles of Incorporation authorizing the Series A Preferred Shares

(b)	3.4	Articles of Amendment to the Articles of Incorporation authorizing the Series B Preferred Shares

(a)	4.1	Specimen Common Stock Certificate

(a)	4.2	Warrant Plan and Specimen Warrant Plan

(b)	4.3	Form of Certificate for Series A Preferred Stock

(b)	4.4	Form of Certificate for Series B Preferred Stock

(c)	4.5	2005 Stock Plan

(a)	10.1	Employment Agreement with Jon M. Kurtz

(a)	10.2	Lease for Main Office

(b)	10.3	Letter Agreement, dated January 23, 2009 between AFSI and the United States Department of the Treasury

(b)	10.4	Form of Waiver

(b)	10.5	Form of Compliance Agreement

(b)	10.6	Securities Purchase Agreement – Standard Terms between the Company and the United States Department of the Treasury

(d)	10.8	Employment Agreement with Robert L. Page

(a)	14.1	Code of Ethics

	21.1	Schedule of Subsidiaries

	31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

	31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

	32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	101	The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Earnings; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements.

ALARION FINANCIAL SERVICES, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: November 14, 2012

Alarion Financial Services, Inc.

By:	/s/ Loralee Hutchinson
Name:	Loralee, Hutchinson, Principal Executive Officer, Interim Chief Executive Officer and President

By:	/s/ Matthew Ivers
Name:	Matthew Ivers, Senior Vice President
and Principal Financial and Accounting Officer